Form 10QSB
period 1999-09-30
SNELLING TRAVEL INC
filed 1999-11-15
CIK 1077568

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 30, 1999
                                        ------------------------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  Commission file number     0-26461
                                        ------------

                         SNELLING TRAVEL, INC.
                         ---------------------
        (Exact name of registrant as specified in its charter)

     Colorado                                            58-2368425
------------------                                 ----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

55 Pharr Road., No. A-207, Atlanta, Georgia                30305
-------------------------------------------        -------------
(Address of principal executive offices)              (Zip Code)

                            (404) 841-0111
                            --------------
         (Registrant's telephone number, including area code)

                                  N/A
                                  ---
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  XX
   ------   ------

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class of Stock                         Amount Outstanding
         ------------------                   --------------------------
           $.001 par value                   1,525,000 shares outstanding
            Common Stock                          at November 12, 1999

                         SNELLING TRAVEL, INC.



                                 Index

                                                            Page
                                                            ----

Part I - FINANCIAL INFORMATION


     Item 1.   Financial Statements                         1-6

     Item 2.   Management's Discussion and Analysis Or
     Plan of Operation                                      7-8

Part II - OTHER INFORMATION                                 9

SIGNATURES                                                  10

Snelling Travel, Inc.
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------
                                                Unaudited   Audited
                                                September  December
                                                30, 1999   31, 1998
                                                --------   --------
ASSETS

   Cash                                           $32,763    $51,008
   Stock Subscriptions Receivable                       0      1,500
                                                        -      -----

TOTAL ASSETS                                       32,763     52,508
                                                   ======     ======



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

   Accounts Payable                                  $804         $0
   Advances Due to Related Parties                      0        100
                                                        -        ---

Total Current Liabilities                             804        100
                                                      ---        ---

TOTAL LIABILITIES                                     804        100
                                                      ---        ---

SHAREHOLDERS' EQUITY

Preferred Stock, $.01 Par Value
 Authorized 1,000,000 Shares
 Issued And Outstanding 0 Shares.                       0          0

Common Stock, $.001 Par Value
 Authorized 10,000,000 Shares;
 Issued And Outstanding 1,510,000 Shares
 December 31, 1998; 1,525,000 Shares September      1,525      1,510

Common Stock Subscribed                                 0         15

Capital Paid In Excess Of
 Par Value Of Common Stock                         57,375     51,975

 Deficit Accumulated During The Development Stage (26,941)    (1,092)
                                                   ------      -----
TOTAL SHAREHOLDERS' EQUITY                         31,959     52,408
                                                   ------     ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $32,763    $52,508
                                                  =======    =======


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Snelling Travel, Inc.
(A Development Stage Company)
Statement Of Operations
----------------------------------------------------------------------------
                                                                  Unaudited
                                      Unaudited      Unaudited     December
                                      Nine Month     Nine Month     15, 1997
                                   Interim Period Interim Period (Inception)
                                        Ended          Ended       Through
                                      September      September    September
                                      30, 1999       30, 1998     30, 1999
                                      --------       --------     --------



Revenue                                        $0             $0          $0
                                               --             --          --

Expenses:

   Bank Charges                                10              0          90
   Filing Fees                              1,394              0       1,394
   Office                                      12              0          24
   Legal and Accounting                    16,850              0      17,850
   Rent                                       900              0         900
   Officer Compensation                     4,500              0       4,500
   Travel Expense                             249              0         249
   Web Design                               1,934              0       1,934
                                            -----              -       -----

Total Expenses                             25,849              0      26,941
                                           ------              -      ------

Net Income (Loss)                        ($25,849)            $0    ($26,941)
                                          ========            ==     =======

Basic  Earnings (Loss) Per Share           ($0.02)         $0.00
                                            =====          =====
Weighted Average Common Shares
 Outstanding                            1,525,000      1,000,000
                                        =========      =========

The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Snelling Travel, Inc.
(A Development Stage Company)
Statement Of Operations
---------------------------------------------------------------------------
                                                Unaudited      Unaudited
                                               Three Month     Three Month
                                             Interim Period  Interim Period
                                                  Ended           Ended
                                                September       September
                                                30, 1999        30, 1998
                                                --------        --------


Revenue                                                  $0              $0
                                                         --              --

Expenses:

   Filing Fees                                        1,394               0
   Legal and Accounting                               4,425               0
   Rent                                                 300               0
   Officer Compensation                               1,500               0
   Travel                                               249               0
                                                        ---               -

Total Expenses                                        7,868               0
                                                      -----               -

Net Income (Loss)                                   ($7,868)             $0
                                                     ======              ==


Basic  Earnings (Loss) Per Share                     ($0.01)          $0.00
                                                      =====           =====
Weighted Average Common Shares
 Outstanding                                       1,525,000      1,000,000
                                                   =========      =========


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.

Snelling Travel, Inc.
(A Development Stage Company)
Statement Of Cash Flows
----------------------------------------------------------------------------
                                                                  Unaudited
                                      Unaudited      Unaudited     December
                                      Nine Month     Nine Month    15, 1997
                                   Interim Period Interim Period (Inception)
                                        Ended          Ended       Through
                                      September      September    September
                                      30, 1999       30, 1998     30, 1999
                                      --------       --------     --------

Net (Loss)                               ($25,849)            $0   ($26,941)

Adjustments To Reconcile Net Loss
To Net Cash
 Used In Operating Activities:

Stock Issued For Services                       0              0      1,000
Rents and Services Contributed
by Officers                                 5,400              0      5,400

Increase In Accounts Payable                  804              0        804
                                              ---                       ---

 Net Cash Flows Provided By
 (Used In) Operations                     (19,645)             0    (19,737)
                                           ------              -     ------

Cash Flows From Investing Activities:

Net Cash Flows Provided By
Investing Activities                            0              0          0
                                                -              -          -

Cash Flows From Financing  Activities:

Advances Received From Shareholders             0              0        225
Payment of Shareholder Advance               (100)             0       (225)
Issuanance of Common Stock                  1,500              0     52,500
                                            -----              -     ------

Net Cash Flows Provided By
Financing Activities                        1,400              0     52,500
                                            -----              -     ------

Net Decrease In Cash                      (18,245)             0     32,763
Cash At Beginning Of Period                51,008              0          0
                                           ------              -          -

Cash At End Of Period                     $32,763             $0    $32,763
                                          =======             ==    =======


Summary of non-cash investing and
financing activities:

Stock Issued for Services                      $0             $0     $1,000
                                               ==             ==     ======


Summary of Non-Cash Investing And
Financing Activities:
   Contributed Services and Rent            5,400              0      5,400
   Stock Issued for Services                    0              0      1,000


The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Snelling Travel, Inc.
Unaudited Statement Of Shareholders' Equity
----------------------------------------------------------------------------------------------------------------------
                                                                                                  (Deficit)
                                                                                                 Accumulated
                                                      Number Of   Common              Additional During The
                                                       Common     Shares     Common     Paid-In  Development
                                                       Shares   Subscribed    Stock     Capital     Stage      Total
                                                       ------   ----------    -----     -------     -----      -----
Balance At December 15, 1997                                  0          0         $0         $0         $0         $0

December 17, 1997 Services
 Valued at $.001 Per Share                            1,000,000                 1,000                            1,000

Net Loss December 31, 1997                                                                           (1,000)    (1,000)
                                                      --------- ---------- ---------- ----------      -----      -----

Balance At December 31, 1997                          1,000,000          0      1,000          0     (1,000)         0

Private Stock Offering:
December 15, 1998 for Cash @ $.10 Per Share             510,000                   510     50,490                51,000

December 15, 1998 Subscribed @ $.10 Per Share                 0     15,000         15      1,485                 1,500

Net Loss December 31, 1998                                                                              (92)       (92)
                                                      --------- ---------- ---------- ----------         --         --

Balance At December 31, 1998                          1,510,000     15,000     $1,525    $51,975    ($1,092)   $52,408

Cash Received for Subscribed Shares                      15,000    (15,000)

Rent and services contributed by officers                                                  5,400                 5,400

Net Loss September 30, 1999                                                                         (25,849)   (25,849)
                                                      --------- ---------- ---------- ----------     ------     ------

Balance At September 30, 1999                         1,525,000          0     $1,525    $57,375   ($26,941)   $31,959
                                                      =========          =     ======    =======    =======    =======

The Accompanying Notes Are An Integral Part Of These Unaudited Financial
Statements.

Snelling Travel, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Period Ended September 30, 1999
--------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The unaudited financial information included for the three month and nine month interim periods ended September 30, 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are in the opinion of management, necessary to reflect properly the results of interim periods presented. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results expected for the fiscal year ended December 31, 1999.

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

Plan of Operation

      At September 30, 1999, the Company remained in the development stage, having no revenue from operations. The Company continued efforts to implement its business plan and generate revenues.
Marketing is conducted through a site maintained by the Company on the World Wide Web, as well as the personal contacts of the Company's president. During the nine month period ended September 30, 1999, the Company was successful in placing banner advertisements on Web sites maintained by third parties. Such advertising represents an effort by the Company to obtain additional exposure for its services. The Company's sole employee continues investigation of travel destinations and accommodations in an effort to broaden the Company's programs. The Company also makes various presentations to individuals and groups in an effort to interest prospective clients.

     Receipt of revenue by the Company is dependent on the success of these and other marketing efforts conducted by the Company. There is no assurance when, if ever, revenues will be received. However, management believes that winter and fall are the most popular travel times for its customers, and will increase marketing efforts to attract clients during that time.

     During the nine month period ended September 30, 1999, the Company realized a net loss of $25,849, or $.02 per share. Significant expenses include legal and accounting fees associated with the preparation and filing of a Registration Statement with the Securities and Exchange Commission, as well as salaries to employees and expenses associated with the Company's Web page. Salaries and rent accrued during the nine month period ended Sseptember 30, 1999 in the amount of $5,400 have been donated by the Company's president. Accordingly, those expenses represent non-cash expenses.

     Expenses anticipated in the future include administrative expenses similar to those incurred to date, as well as direct costs associated with travel programs proposed to be implemented by the Company.

Liquidity and Capital Resources

     At September 30, 1999, the Company had working capital of $31,959, consisting of current assets of $32,763 and current liabilities of $804. Current assets consisted entirely of cash, while current liabilities consisted of accounts payable. The Company has no specific capital requirements at this time other than payment of accounts payable and general and administrative expenses. Management believes that the Company's cash will be sufficient for the foreseeable future. Expenses associated with travel programs proposed to be offered by the Company will be paid in installments by customers in the form of deposits. Accordingly, management does not believe that the Company requires significant additional cash.

     During the nine month period ended September 30, 1999, the Company's operations used approximately $20,000 in cash. A majority of that amount were expenses payable in connection with legal and accounting services provided to the Company. Management does not anticipate such expenses will be repeated in the future, and accordingly, cash used by operations should decrease. However, any additional cash required for operations will be sought from private debt or equity financing.

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




                                   SNELLING TRAVEL, INC.



Date: November 11, 1999            By:  /s/ Rollins C. Snelling, Jr.
     -------------------              --------------------------------
                                   Rollins C. Snelling, Jr., President
                                   and Treasurer