Form 10KSB
period 1999-12-31
SNELLING TRAVEL INC
filed 2000-04-14
CIK 1077568

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


                            ANNUAL REPORT PURSUANT TO
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999
                         Commission File Number 0-26461


                              SNELLING TRAVEL, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


                 Colorado                          58-2368425
        ---------------------------             ----------------
        (State of other jurisdiction            (I.R.S. Employer
             of incorporation)                  Identification No.)



                55 Pharr Road, No. A-207, Atlanta, Georgia      30305
                -------------------------------------------------------
               (Address of Principal Executive Offices)      (Zip Code)


        Registrant's telephone number including area code: (404) 841-0111
                                                            --------------


       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------

   Check whether the Issuer (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X        NO
                                     -----         -----


 Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].


         State Issuer's revenues for its most recent fiscal year: $0.00
                                                                  ------

   As of April 10, 2000: (a) 44,225,000 Common Shares, $.001 par value, of the registrant were outstanding; (b) approximately 15,225,000 Common Shares were held by non-affiliates; and (c) the aggregate market value of the
   Common Shares held by non-affiliates was $1,522,500 based on the last sale of $0.10 per share on April 10, 2000.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                              SNELLING TRAVEL, INC.

                                                                            PAGE

Facing Page
Index

PART I                                                                         1
Item 1.    Description of Business                                             1
Item 2.    Description of Property                                             6
Item 3.    Legal Proceedings                                                   6
Item 4.    Submission of Matters to a Vote of Security Holders                 6

PART II                                                                        6
Item 5.    Market for the Registrant's Common equity and Related
               Stockholder Matters                                             6
Item 6.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       7
Item 7.    Financial Statements                                          F1 - F9
Item 8.    Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure                                       10

PART III                                                                      10
Item 9.    Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section
               16(a) of the Exchange Act                                      10
Item 10.   Executive Compensation                                             11
Item 11.   Security Ownership of Certain Beneficial Owners and Management     12
Item 12.   Certain Relationships and Related Transactions                     12

PART IV                                                                       13
Item 13.   Exhibits and Reports on Form 8-K                                   13

SIGNATURES                                                                    14

EXHIBIT INDEX                                                                 15

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Section 21 E of the Securities Exchange Act of 1934, as amended, or subsequent expansions or replacements of such sections, including information with respect to the Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "estimates," "feels," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Factors That May Affect Future Results" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-KSB.


ITEM 1: Description of Business

         History and Organization.
         -------------------------

Snelling Travel, Inc. (the "Company") is a Colorado corporation organized on December 15, 1997. The Company was organized to develop and operate an adventure travel business through the efforts of one of its founders, Rollins C. Snelling, Jr. The Company is in the development stage and has no revenue to date.
Activities since inception have been limited to organizational efforts, obtaining financing, developing the Company's business plan and designing its Web site. The Company's executive offices are located at the home of its founder at 55 Pharr Road, Suite A-207, Atlanta, Georgia 30305. Its telephone number is
(404) 841-0111.

The Company completed its initial capitalization in December, 1998. The Company raised $52,500 in a private placement exempt from the registration requirements of applicable Federal and state securities laws. Proceeds from that offering have been used for organizational and administrative expenses, as well as working capital for future operations. The Company currently has approximately 24 shareholders.

         Narrative Description of Business.
         ----------------------------------

The Company had its genesis in the personal experience of its founder, Rollins Snelling, Jr. Mr. Snelling, a former professional ski racer and travel consultant, conceived the business plan based on a love of adventure travel developed prior to organization of the Company. The business plan, discussed in more detail below, is to offer adventure travel, including ski and diving excursions, to groups of upper-income individuals. The business plan is premised in part on the World Wide Web ("Web") as a means of marketing to affluent individuals perceived to be the Company's market. As of the date of this filing, the Company remains in the development stage, with no revenue and one employee. Revenue of the Company in the future will depend substantially on the success of its marketing plan. There is no assurance that the Company will develop its business plan to the point that it can operate profitably or be competitive in the travel industry.

The Company currently operates a site on the Web at www.snellingtravel.com. Since completion of a private placement in December, 1998, efforts to complete the Web site and implement the Company's marketing plan have accelerated. These efforts have continued throughout 1999. Visitors to the Web site are given a brief description of the Company and teasers describing prospective travel excursions for skiing and diving activities. Prospective clients are encouraged to contact the Company's office for additional details on available services.

Currently in process are efforts to link the Company from various directories maintained by third-parties on the Web. These directories would encourage interested individuals to visit the Company's Web site for skiing and diving travel information. Toward that end, representatives of the Company are currently developing banner advertisements on additional Web sites in an effort to increase traffic to the Company's Web site. Management perceives such marketing on the Web to be an economical source of promotion for the Company's service, although there is no assurance such efforts will result in revenue or profit to the Company.

The Company's sole employee is Mr. Snelling. Hiring of additional employees will be dependent on response to the Company's marketing and promotion and the availability of working capital. As the sole employee, Mr. Snelling is responsible for overseeing the development of the Company's Web site and links through Web directories, as well as all operations. Mr. Snelling's experience in the travel industry as an agent and sales associate are the basis for developing and implementing future tours. As of the date of this filing, the Company is awaiting its first booking.

         Recent Events.
         --------------

In December, 1999, the Company executed an Agreement and Plan of Merger ("Agreement") with Plus Solutions, Inc. ("Plus"), a private Texas corporation. The Agreement contemplated a merger of Plus with the Company, such that the Company would be the surviving entity. Plus was engaged in developing an e-commerce solution for business applications. Management of the Company viewed the proposed merger as a means of participating in the burgeoning e-commerce industry.

In January, 2000, representatives of the Company were notified that Plus had terminated the Agreement. Subsequently, the Company communicated with Plus in an effort to resolve the issues raised in the notice of termination. However, such efforts were unsuccessful. In February, 2000, the Company received notice repeating the decision of Plus to terminate the Agreement. As a result, management of the Company does not believe this transaction will be completed.

In conjunction with the proposed merger, the Company declared a 29 for 1 dividend of its common stock to all shareholders of record December 15, 1999. As a result, and following distribution of the dividend stock, the Company had outstanding 44,225,000 shares of common stock. All references to common stock in this Report have been retroactively restated to reflect the dividend.

With regard to the dividend, notice was promptly provided to representatives of the National Association of Securities Dealers, Inc. ("NASD"), the agency which reports trading in securities, and the Company's transfer agent. It was the Company's intention that the dividend be effective immediately for trading purposes, as the notice to NASD stated. Despite the fact that a 10-day advance written notice was not given, representatives of the NASD raised no objection to the dividend in communication with the Company.

Following the announcement of the merger and dividend, the Company's common stock realized an increase in trading volume. According to certain shareholders and brokers, they traded common stock as if the dividend was effective immediately. The NASD noticed the ex-dividend date as December 22, 1999. As a result of the notice by the NASD, stock trading on or after December 16, 1999 and before December 22, 1999 was treated as pre-split stock. This required shareholders selling during that time to deliver post-dividend stock and afforded purchasers what appeared to be a windfall.

In an effort to address this situation, representatives of the Company contacted the NASD and requested reconsideration of its decision to set the ex-dividend date as December 22. Through a ruling of a standing committee of the Division of Market Regulation of NASD, the Company's request was denied. Notice of that decision was provided to the market via press release dated January 10, 2000.


         Plan of Operation.
         ------------------

The Company's business plan is premised on management's perception of an increased interest in sports and adventure travel as a means of recreation. In the opinion of management, traditional vacations centered around sight-seeing activities are being replaced by a desire to experience a trip through active participation. This trend appears related to the aging of the "baby boomer" generation, their active life style and an increase in disposable income. Management hopes to take advantage of this trend, coupled with the Web as a means of marketing and promotion, to attract clients for its travel related services.

The Company has commissioned no formal market or feasibility study with regard to its plan of operation. Rather, its strategy is predicated on the personal experience of one of its founders, Mr. Snelling. Mr. Snelling has traveled extensively throughout the United States and portions of the Western hemisphere, both personally and professionally, and brings a wealth of experience to the Company. Mr. Snelling hopes to bring that experience to the benefit of prospective clients of the Company.

Although the sports and adventure travel business is extremely competitive, management of the Company hopes to differentiate its service in several different ways. First, Mr. Snelling brings personal experience to the skiing and diving recreation industry. Based on that experience, he possesses familiarity with numerous geographic locations suited to those forms of recreation and local amenities which can be passed to prospective clients of the Company. Second, the Company intends to provide experienced guides on most of its trips. Mr. Snelling himself may act as guide for early bookings. If activities increase as the Company's business plan envisions, additional guides will be retained through the contact of Mr. Snelling. These guides will be experienced in the sport for which the trip is designed, although it is not anticipated they will have special first aid or other public safety training. Such guides will be charged with the duty of assuring the comfort, safety and enjoyment of the Company's clients, including providing up-to-date local conditions and required equipment. This guided service may also encourage individuals otherwise unwilling to participate in such activities to experiment on the trip.

The Company proposes to organize, market and operate excursions and vacations involving sports and adventure as its sole objective. Initially, management intends to limit its excursions to two areas of specialty, including scuba diving/snorkeling and snow skiing. This will allow the Company to avail itself of the experience and expertise of Mr. Snelling in those sports. If initial travel offerings prove successful, the Company may broaden its service to include other forms of adventure, such as rafting or cycling. While no specific tours have not yet been designed, management anticipates initial destinations will include areas in the United States, Canada, Mexico and the Caribbean. Diving destinations will likely include Florida, Mexico and the Caribbean, while skiing will be focused in Colorado, Utah, California and Vermont. Mr. Snelling has personal contacts within the resorts in those areas on which he intends to rely in organizing trips on behalf of prospective clients. In addition, Mr. Snelling has been invited to various locales by the respective Boards of Tourism, including the Cayman Islands, the Bahamas and Jamaica, to preview locations, accommodations, guides and outfitters. It is this direct knowledge of the locales, the options and services offered, the personal contacts within those areas and the relationships with the Boards of Tourism that the Company hopes will allow it to successfully plan appropriately tailored excursions and vacations.

Due to the Company's perceived primary market of upper-income individuals, trips designed for this market group may be finalized immediately prior to desired departure in an effort to afford participants optimal conditions at their destination. For example, the Company will monitor snow conditions in the Western and Northeastern part of the United States to avail potential clients of optimum conditions for snow and weather. Ocean conditions will be monitored along the Atlantic and Gulf of Mexico to determine optimal sites for diving adventure. Such attention will prove labor intensive, especially in view of the Company's limited personnel resources, although management hopes such service will differentiate the Company from those of its competitors. Management does not perceive the extra cost potentially associated with such last minute scheduling to be an obstacle in view of the target market for its service.

In addition to locating and monitoring of potential destinations, the Company will assist potential clients in reserving travel and lodging, as well as specific recreational activities. Mr. Snelling's experience as a travel consultant will assist in locating suitable flight and lodging information for individual participants. Relationships with local guides will be developed if the Company's business grows. The Company will also assist in traditional travel agent responsibilities, including ground transportation, meals and amenities. Due to the recent efforts to organize the Company and the lack of a specific operating model, management is unable to predict with any degree of certainty when or what magnitude of revenue to expect in the future. However, management believes that revenue and profit will ultimately depend on the success of the Company's marketing plan and specifically, its advertising on the Internet.

         Marketing and Advertising.
         --------------------------

The Company's initial marketing plan is premised primarily on the Internet as a means of attracting potential clients. The Company's sole means of advertising at present is the maintenance of a site on the Web. Further, the information available at that site is limited to general information about the Company and teasers for skiing and diving adventures. With the proceeds of a private placement, management hopes to expand the scope and content of its Web site to include specific description of available trips. However, those efforts are purely developmental as of the date of this filing.

Another means of potential marketing envisioned by the Company is advertising through directories on other Internet sites. The Company may develop banner advertisement bearing its name and a brief description of its service for placement on Web sites maintained by independent third parties. These directories may provide listing of specific travel adventure companies, their products and services to individuals with access to the Web. In recent years, the use of the Internet as a marketing medium by companies in the travel industry has increased dramatically. Consumers can now obtain site information, as well as airline, lodging and other travel related services from a wide variety of sites on the Web. To increase potential traffic to its Web site, management has placed banners on related Web sites to direct individuals to the Company's Web site.

The Company also hopes to market its service through personal presentations to travel related groups. Initially Mr. Snelling, and later, circumstances permitting, other representatives of the Company, will make weekly presentations to groups consisting of sporting clubs, ski clubs, tennis clubs, country clubs and other potential sources of clients. Such presentations will be designed to acquaint participants with information about various sporting activities in general, as well as the Company's services specifically.

Depending on the success of these limited efforts, and working capital permitting, the Company may engage in more traditional means of marketing and advertising. Such means may include newspaper and magazine advertising, direct mail and telemarketing. Management also hopes, based on the perceived quality of the services offered by the Company, that a major source of its clients will be personal referrals from earlier clients.

The travel industry is intensely competitive and margins generally small. Accordingly, the Company's future success depends in large part upon its ability to identify and adequately penetrate the market for its service. Virtually all of the Company's competitors have larger budgets for marketing, advertising and promotion. The Company is at a competitive disadvantage with regard to personnel and financial resources vis a vis other participants in the travel industry. (See - "Competition" below.)

         Competition.
         ------------

Competition in the travel industry is intense. Potential competitors of the Company include traditional travel agencies, airlines, travel clubs, hotels and resorts. In 1992, the United States Bureau of the Census estimated that there were over 70,000 entities which operated in the travel industry for the entire year, of which approximately 28,000 were travel agencies. In excess of 4,000 entities claimed to be tour operators. Management believes that the Company is at a competitive disadvantage with regard to most of these entities with regard to personnel and financial resources. This disadvantage may increase in the future as a result of consolidations occurring within the industry, resulting in larger and larger entities with greater economies of scale and personnel and financial resources. The Company was only recently organized, has limited capitalization and no revenues to date.

The Company will also be at a competitive disadvantage, as it does not control any travel or lodging services. Management believes airlines can offer discounted fares to large groups through advance booking discounts. Hotels and motels can offer packages in conjunction with airlines and other local service providers. As the Company will offer strictly consulting and guide services, it may be at a competitive disadvantage with regard to these other entities.
Because of its primary aim of providing optimal conditions for adventure excursions, the Company generally will not be able to take advantage of advance booking discounts.

The Company's business plan contemplates competing with these other entities through personal service and the experience of its founder. The Company hopes to provide individual guides to most or all of its excursions to assist participants in fully appreciating the service offered by the Company. It is anticipated that the guides will be versed in local weather and travel conditions. Although such personal service will be more costly to provide than the service of the Company's competitors, management believes this service will serve to distinguish the Company. However, the Company has yet to prove the success of its concept.

         Employees.
         ----------

The Company currently has one employee, its President and Chief Executive Officer. Mr. Snelling currently devotes approximately 10 hours per week to the affairs of the Company. One other individual serves in an executive capacity as vice president and secretary, although he devotes only a minor portion of his time to the Company and is not an employee. The Company may retain additional employees, either full-time or part-time, in the future as the needs of its business dictate and working capital permits.

The Company also retains the services of independent consultants for specific projects related to its business. The Company currently contracts with a Web designer to assist in perfecting its Web site. The Company also retains the services of legal and accounting firms to assist in the preparation and filing its quarterly and annual filing requirements. Additional consultants may be retained in the future.

         Facilities.
         -----------

The Company's executive offices are currently located at the home of its founder in Atlanta, Georgia. Such space consists of approximately 300 square feet and is utilized primarily for administration and receiving calls related to the Company's business. The Company occupies this space on a rent-free basis, but expenses of $100 per month have been expensed on its financial statements based upon the estimated fair market value of the facilities provided by the shareholder.


ITEM 2: Description of Property

The Company owns no real property as of the date of this filing. The Company leases its executive and administrative offices pursuant to a month-to-month arrangement with the landlord. However, management deems such arrangements to be adequate for the Company's needs for the foreseeable future.


ITEM 3: Legal Proceedings

The Company is not aware of any other material pending or threatened legal proceedings against the Company or its officers and directors.


ITEM 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders in the fourth quarter of 1999.


                                     PART II


ITEM 5:  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

The following table shows the range of high and low bids for our common stock during the past fiscal year as reported by the National Quotation Bureau, LLC. The common stock has traded over-the-counter since approximately October 25, 1999 and is currently quoted in the OTC Bulletin Board. The quotations represent prices between dealers, do not include retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Fiscal Quarter Ended        High               Low
      --------------------------   ---------          --------
                1999
         December 31               $ 5.875(1)         $ .10

                2000
         January 1 - March 31        4.25               .0775

     (1) The Company's stock dividend was deemed effective for trading purposes December 22, 1999 by the NASD.

There are 24 holders of the Company's common stock, not including those persons who hold their securities in "street name." The Company has not paid any cash dividends on its Common Stock since its inception. The Company does not foresee that the Company will have the ability to pay a dividend on its common stock in the year ended December 31, 2000. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account such factors as our financial condition, results of operation, current and anticipated cash needs and plans for expansion.


ITEM 6: Management's Discussion and Analysis of Financial Condition and Results of Operations


         Plan of Operation
         -----------------

The Company's plan of operation contemplates the design, marketing and implementation of sport and adventure travel programs. Revenues are anticipated to be generated through fees paid by clients to the Company, which may include commissions, fees or mark-ups payable to the Company. Commissions and other charges payable to the Company will be determined on a case-by-case basis depending upon such things as cost of service, travel destination and relative demand for travel during requested time.

Capital required by the Company for commencement of operation includes expenses anticipated in connection with further development of its Web site, additional marketing expenses, general and administrative expenses and direct travel program costs. Management has designed the Company's business plan in an effort to preserve its limited capital. Accordingly, marketing costs will be kept to a minimum through advertising primarily on the Web. Administrative overhead is also low, as the Company's sole employee presently serves without compensation and the Company occupies office space on a rent-free basis. Expenses therefore include general office expenses such as courier charges, telephone and supplies, together with Internet access fees. Start-up expenses will also include legal and accounting fees payable in connection with the preparation and filing of reports with the Securities and Exchange Commission.

A substantial portion of the Company's cash requirements will involve deposits for travel bookings made on behalf of its clients. In an effort to defray such expenses, management anticipates requesting deposits from its clients prior to booking. Management believes such practice is common in the travel business and will allow the Company to operate with reduced cash requirements. A portion of the fees due in connection with booking an excursion will be payable in advance with the balance due and payable a short period prior to departure.

Management has little or no basis to predict revenue or profitability for the current fiscal year. Results of operation will depend in part upon the success of the Company's marketing and promotion, as well as general economic conditions in the United States, currency exchange values and continued demand for travel services in general. Due to the absence of an operating history, management is unable to predict with any degree of certainty the market for its service.

         Liquidity and Capital Resources
         -------------------------------

         December 31, 1999

At December 31, 1999, the Company had working capital of $25,682, consisting of $27,817 of current assets and $2,135 of current liabilities. A stock subscription receivable existing at December 31, 1998 was paid during the year ended December 31, 1999. The Company's financial condition did not change significantly from December 31, 1998 to December 31, 1999.

During the year ended December 31, 1999, the Company used approximately $24,500 of cash. The Company spent a minor portion of its cash on operations. Most of the cash that was expended was in connection with filing of the Company's Registration Statement with the SEC. Since the only existing commitment for cash includes fees and expenses payable in connection with filing of the Company's annual and quarterly reports, management estimates a substantial portion of such working capital will be available for operations. Based on the Company's current business plan, management estimates that such capital and liquidity should be sufficient for the Company's needs until June 30, 2000. Thereafter, the Company will be dependent on obtaining additional financing from outside sources or generating revenue and profit from operations to continue as a going concern.

Additional needs for liquidity include payment of general and administrative expenses, as well as prepayment of travel excursions by the Company. Any additional financing required will likely be sought from equity or private debt financing. However, management has no current plans or commitment for such funding. Management does not believe the Company is a candidate for conventional debt financing, as the Company's operations are extremely limited and few assets exist to collateralize any indebtedness.

         Results of Operation
         --------------------

During the year ended December 31, 1999, the Company realized a net loss of $33,926 on no revenues. During the prior year ended December 31, 1998, the Company had not undertaken any activity and accordingly, experienced little expense. During 1999, significant expenses include professional services in connection with the preparation and filing of a Registration Statement with the SEC and $6,000 of accrued expense for officer compensation. Both the officer compensation and rent are non-cash expenses, as the Company's president provides service and office space without charge. It is anticipated that the Company will continue to incur losses until such time, if ever, the Company can successfully implement its business plan and achieve profitability.


         December 31, 1998

At December 31, 1998, the Company had working capital of $52,408, consisting of $52,508 of current assets and $100 of current liabilities. Working capital acquired by the Company through December 31, 1998 consisted primarily of the proceeds of a private stock offering and a stock subscription receivable. The Company sold an aggregate of 15,225,000 shares of Common Stock for cash of $51,000 and a stock subscription for $1,500 to a small group of investors pursuant to exemptions from the registration requirements of the Securities Act and applicable state securities laws. The proceeds of that offering represent substantially all of the Company's capitalization as of December 31, 1998. Prior to that date, the Company had issued 29,000,000 shares of Common Stock to its two founders for services rendered to the Company valued at $1,000.


ITEM 7:  Financial Statements

The Company's financial statements for the fiscal years ending December 31, 1999, and 1998 are included herein and consist of:

    Index to financial statements                          F-1
    Independent Auditors' Report                           F-2
    Balance Sheets                                         F-3
    Statements of Operations and Deficit                   F-4
    Statements of Stockholders' Equity (Deficit)           F-5
    Statements of Cash Flows                               F-6
    Notes to Financial Statements                    F-7 - F-9

                              SNELLING TRAVEL, INC.

                          (a development stage company)

                        I. INDEX TO FINANCIAL STATEMENTS

A.                                                                          Page

Independent Auditors' Report                                                F-2

Balance sheet as of December 31, 1999                                       F-3

Statements of operations for the years ended December 31, 1999 and
   1998 and for the period December 15, 1997 (inception) through
   December 31, 1999                                                        F-4

Statement of stockholders' equity for the years ended December 31,
   1999 and 1998 and for the period December 15, 1997 (inception)
   through December 31, 1997                                                 F-5

Statements of cash flows for the years ended December 31, 1999 and
   1998 and for the period December 15, 1997 (inception) through
   December 31, 1999                                                         F-6

Notes to financial statements                                          F-7 - F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Snelling Travel, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheet of Snelling Travel, Inc., (a development stage company), as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Snelling Travel, Inc. for the year ended December 31, 1998 and the period December 15, 1997 (inception) through December 31, 1997, were audited by other auditors whose report dated March 29, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snelling Travel, Inc. (a development stage company) at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                       HORTON & COMPANY, L.L.C.



Wayne, New Jersey
March 24, 2000

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                December 31, 1999


                                     ASSETS

Current assets:
   Cash                                                         $   27,817
                                                                -----------

               Total current assets                             $   27,817
                                                                ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $    2,135
                                                                -----------

               Total current liabilities                             2,135
                                                                -----------

Stockholders' equity:
   Common stock, $.001 par value
      100,000,000 shares authorized,
      44,225,000 shares issued and outstanding                      44,225
   Additional paid-in capital                                       16,475
   Deficit accumulated during the development stage                (35,018)
                                                                -----------

               Total stockholders' equity                           25,682
                                                                -----------

               Total liabilities and stockholders' equity       $   27,817
                                                                ===========



                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                    December 15, 1997
                                                                                       (inception)
                                                  Year ended December 31,                through
                                            ----------------------------------      December 31, 1999
                                                   1999              1998
                                            ----------------    --------------     -------------------

Revenue                                     $          -        $     -            $       -
                                            ----------------    --------------     -------------------
Operational expenses:
    Professional services                            19,909           -                        20,909
    Stock transfer                                    2,843           -                         2,843
    Filing fees                                       1,770           -                         1,770
    Officer compensation                              6,000           -                         6,000
    Rent                                              1,200           -                         1,200
    Website design                                    1,933           -                         1,933
    Travel                                              249           -                           249
    Office                                               22                92                     114
                                            ----------------    --------------     -------------------

                                                     33,926                92                  35,018
                                            ----------------    --------------     -------------------

Net loss                                    $       (33,926)    $         (92)     $          (35,018)
                                            ================    ==============     ===================


Basic loss per share                        $        (0.001)    $      (0.000)     $           (0.001)
                                            ================    ==============     ===================

Weighted average shares outstanding              44,225,000        29,667,397              36,796,673
                                            ================    ==============     ===================



                        See notes to financial statements


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                        Years ended December 31, 1999 and
                    1998 and for the period December 15, 1997
                      (inception) through December 31, 1997

                                                                                                     Deficit
                                                                                                   accumulated
                                                                                 Additional         during the
                                                   Common stock                   paid-in          development
                                            ----------------------------          capital             stage
                                              Shares            Amount
                                            ------------    ------------     ---------------      -------------

Stock issued at inception
   (December 15, 1997)                       29,000,000     $    29,000      $    (28,000)        $      -

Net loss                                           -               -                 -                 (1,000)
                                            ------------    ------------     ---------------      -------------

Balance at December 31, 1997                 29,000,000          29,000           (28,000)             (1,000)

Stock issued in connection with private
   placement                                 15,225,000          15,225            37,275                -

Net loss                                           -               -                 -                    (92)
                                            ------------    ------------     ---------------      -------------

Balance at December 31, 1998                 44,225,000          44,225             9,275              (1,092)

Rent and salary contributed by officer             -               -                7,200                -

Net loss                                           -               -                 -                (33,926)
                                            ------------    ------------     ---------------      -------------

Balance at December 31, 1999                 44,225,000     $    44,225      $     16,475         $   (35,018)
                                            ============    ============     ===============      =============



                        See notes to financial statements



                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                  December 15, 1997
                                                                 Year ended December 31,             (inception)
                                                            --------------------------------           through
                                                                1999               1998           December 31, 1999
                                                            -------------    ---------------      -----------------

Net loss                                                    $   (33,926)         $    (92)        $  (35,018)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock issued for services                                    -                 -                 1,000
      Rent and salary contributed by officer                      7,200              -                 7,200
      Increase in accounts payable                                2,135              -                 2,135
                                                            -------------    ---------------      -----------------

            Net cash used in operating activities               (24,591)              (92)           (24,683)
                                                            -------------    ---------------      -----------------

Cash flows from financing activities:

   Advances received from (repaid to) shareholders                 (100)              100               -
   Proceeds from issuance of common stock                         1,500            51,000             52,500
                                                            -------------    ---------------      -----------------

            Net cash provided by financing activities             1,400            51,100             52,500
                                                            -------------    ---------------      -----------------

Net increase (decrease) in cash                                 (23,191)           51,008             27,817

Cash, beginning of period                                        51,008              -                  -
                                                            -------------    ---------------      -----------------

Cash, end of period                                         $    27,817      $     51,008         $   27,817
                                                            =============    ===============      =================










                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 1999 and 1998


1.   Summary of significant accounting policies

     This summary of significant accounting policies of Snelling Travel, Inc. (a development stage company) (hereinafter the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the management of the Company, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

          Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

          History and business activity

     On December 15, 1997, the Company was incorporated under the laws of Colorado. The Company's primary purpose is to engage in the travel business, specializing in adventure travel within the United States, Canada, Mexico, and the Caribbean.

     During August 1999, the Company filed a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB, thereby registering its common stock under the Securities and Exchange Act of 1934, as amended ("34 Act").

          Development stage

     The Company is currently in the developmental stage and has no significant operations to date.

          Basic loss per common share

     Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share amounts are not presented because they are anti-dilutive.

          Reclassifications

     Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

2.   Stockholders' deficit

          Stock dividend

     During    December   1999,   the   Board   of   Directors    authorized   a
     twenty-nine-for-one dividend of the Company's common stock. The Company's capital structure, including all references to common stock, additional paid-in capital, common shares outstanding, average number of common stock shares outstanding, stock options and per share amounts, have been restated for all periods presented to reflect the stock dividend on a retroactive basis.

          Common stock

     The Company initially authorized 10,000,000 shares of $.001 par value common stock. During June 1999, the authorized common stock was increased to 100,000,000 shares.

     In December 1997, the Company issued 29,000,000 shares of common stock valued at $.001 per share for services rendered to the Company. Such services were valued at $1,000.

     In December 1998, the Company conducted a private placement to sell shares of its common stock on a best efforts basis. The shares of common stock contained in the offering were issued pursuant to an exemption from registration under Section 3(b) and Regulation D, Rule 504, of the Securities Act of 1933, as amended. In December 1998, the Company had sold 15,225,000 shares for $52,500. The Company declared no dividends through December 31, 1999.

          Preferred stock

     The Company has authorized 10,000,000 shares of $.01 par value preferred stock. The voting powers, rights and preferences of the preferred stock are to be determined by the Board of Directors at the time of issuance. No preferred shares have been issued to date.


3.   Related party events

     An officer of the Company loaned money to the Company at various times during the year. All such loans were repaid as of December 31, 1999.

     The Company's executive offices are located in Atlanta, Georgia, where space is provided by an officer of the Company. During 1999, the Company recorded rent expense of $100 per month for the use of this space. The amount expensed was contributed by the officer back to the Company.

     During 1999, compensation expense for services provided by an officer of the Company was recorded in the amount of $500 per month. The amount expensed was contributed by the officer back to the Company.

4.   Income taxes

     The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     As of December 31, 1999, the Company has a deferred tax asset of $7,000 which arises from a net operating loss carryforward of approximately $35,000. The Company's net operating loss carryforward expires in the years 2013 and 2014. Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the net operating loss carryforward, such deferred tax asset has been fully reserved through a valuation allowance. The net increase in the valuation allowance for the year ended December 31, 1999 was $6,982.

ITEM 8: Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On March 22, 2000, Snelling Travel, Inc. (the "Company"), as approved by the Board of Directors, engaged Horton & Company, LLC as its principal accountant and independent auditors for the year ending December 31, 1999, and simultaneously accepted the resignation of Kish Leake & Associates, P.C. as its principal accountant and auditors. Kish Leak & Associates, P.C. stated as its reason for its resignation that it would no longer engage in providing audit services to public companies.

The reports of Kish Leake & Associates, P.C. for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company's financial statements for the fiscal year ended December 31, 1998, and the period from inception (December 15, 1997) to December 31, 1997, there were no disagreements with Kish Leak & Associates, P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Kish Leake & Associates, P.C., would have caused Kish Leake & Associates, P.C. to make reference to the matter in their report. Further, there were no reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years and any subsequent interim period, the Company has not consulted Horton & Company, LLC, regarding any matter requiring disclosure.


                                    PART III

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The  following  individuals  presently  serve as officers  and  directors of the
Company:

Name                       Age     Position
----                       ---     --------
Rollins C. Snelling, Jr.   51      President, Treasurer, Chief Executive
                                   Officer, Chief Financial Officer and Director

Brian T. Mallon            46      Vice President, Secretary and Director

Messrs. Snelling and Mallon should be considered "founders" and "parents" of the Company (as such terms are defined by rule under the Securities Exchange Act of 1934, as amended), inasmuch as each has taken initiative in founding and organizing the business of the Company.

Messrs. Snelling and Mallon serve as directors of the Company until the next annual meeting of shareholders and until their successors are elected and qualify. Each individual serves as an officer at the will of the Board of Directors. Each individual has served in his current capacity since the Company's inception in December 1997.

The following represents a summary of the business history of each of the foregoing individuals for the last five years:


ROLLINS C. SNELLING, JR. From January, 1991 to the present, Mr. Snelling has been the president, a director and sole shareholder of Rollins C. Snelling, Jr., Inc. ("RSI"), a privately held Florida corporation engaged in the marketing and distribution of a wide variety of products including seafood, exercise equipment and technology for the medical waste industry. RSI presently has no employees other than Mr. Snelling. For most of its history, Mr. Snelling has been the only employee of RSI. He has had a few employees sporadically over the years, depending on the product being marketed and distributed at that time. Numbers of customers have also varied with the product. RSI has often relied on single or a few select major customers. Since March, 1996, Mr. Snelling has also served as a sales consultant to Lynk Systems, Inc., a national credit card marketing company ranking as the tenth largest credit card processor in the United States and headquartered in Atlanta. From February, 1995 to January, 1998, Mr. Snelling was also employed as a travel agent by 21st Century Travel in Atlanta. At the time Mr. Snelling worked for 21st Century Travel, it operated nationwide with more than 500 employees. Mr. Snelling was also a professional ski racer based in Colorado from 1973 through 1980.

BRIAN T. MALLON. Since January, 1993, Mr. Mallon has served as the president and principal shareholder of Infovision, Inc., a privately held Georgia corporation based in Atlanta. Mr. Mallon is the founder of this company, which provides advertising space and display time on visual displays at sports complexes and other indoor and outdoor events. As of the date of this Filing, Infovision employed two individuals. From May, 1992 to January, 1993, Mr. Mallon served as the president and principal shareholder of American Mobile Communications, Inc., also a privately held corporation which provided advertising time and display information at various sporting events and other venues.

No family relationships exist between either of the officers and directors of the Company.


ITEM 10: Executive Compensation

Neither of the Company's executive officers received any compensation or other remuneration in his capacity as such during the year ended December 31, 1999, and it is not expected that such individuals will be paid compensation in the foreseeable future. Mr. Snelling, the Company's sole employee, presently serves without compensation. During 1999, the Company expensed $500 per month on its financial statements based upon the estimated fair market value of the services provided by the President. However, he may be compensated in the future, depending upon such things as the Company's revenues, profitability and services rendered to the Company.

The Company's directors presently serve without compensation, but are entitled to be reimbursed for reasonable and necessary expenses incurred on behalf of the Company.


ITEM 11: Security Ownership of Certain Beneficial Owners and Management

As of the date of this filing, there were a total of 44,225,000 shares of Common Stock of the Company outstanding, the only class of voting securities of the Company currently outstanding.

The following tabulates holdings of Common Stock of the Company by each person who holds of record, or is known by management of the Company to own beneficially, more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. The shareholders listed below have sole voting and investment power. All ownership of securities is direct ownership unless otherwise indicated.

Name and Address             Number of Shares       Percent of Voting Securities
----------------             ----------------       ----------------------------

Rollins C. Snelling, Jr.      14,500,000                       32.79%
55 Pharr Road #A-207
Atlanta, GA 30305

Brian T. Mallon               14,500,000                       32.79%
425 Lindberg Dr. #A-3
Atlanta, GA 30305

All Officers and Directors

as a Group (2 persons)        29,000,000                       65.57%

Each of the individuals listed in the foregoing table are officers and directors of the Company.

         Changes In Control.
         -------------------

The Company knows of no arrangements, including the pledge by any person of securities of the Company, which may result in a change of control of the Company in the future.


ITEM 12: Certain Relationships and Related Transactions

         Initial Capitalization.
         -----------------------

On December 17, 1997, the Company issued 14,500,000 shares each to Messrs. Snelling and Mallon, the founders of the Company. Such shares were issued for services rendered by each individual in connection with the organization of the Company valued at $500 each for purposes of that transaction. Messrs. Snelling and Mallon were the only members of the Board of Directors approving that transaction. The Company is of the opinion that the foregoing transaction was no less favorable than could have been obtained from an unaffiliated third party.


                                     PART IV


ITEM 13:  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Financial Data Schedule


(b)  Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2000.

                                      SNELLING TRAVEL, INC.
                                      (Registrant).


                                      By:/s/ Rollins C. Snelling, Jr.
                                      -------------------------------
                                             Rollins C. Snelling, Jr., President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 13, 2000.


/s/ Rollins C. Snelling, Jr.
---------------------------
Rollins C. Snelling, Jr., President, Treasurer and Director


/s/ Brian T. Mallon
-------------------
Brian T. Mallon, Vice President, Secretary and Director

                             SNELLING TRAVEL, INC.

                 Exhibit Index to Annual Report on Form 10-KSB
                      For the Year ended December 31, 1999



EXHIBITS

EX-27 Financial Data Schedule

FINANCIAL DATA SCHEDULE FOR YEAR ENDED 12/31/99

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE AUDITIED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE YEAR THEN ENDED AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.