Form 10QSB
period 2000-03-31
SNELLING TRAVEL INC
filed 2000-05-12
CIK 1077568

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   March 31, 2000
                                           ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-26461
                                                -------

                              SNELLING TRAVEL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                                  58-2368425
        -------------------------------                 ------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)


        55 Pharr Road, No. A-207, Atlanta, Georgia            30305
        -------------------------------------------        -----------
          (Address of principal executive offices)         (Zip Code)


                                 (404) 841-0111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No XX
                                             ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class of Stock                                   Amount Outstanding
  ------------------------                        -----------------------------
     $.001 par value                              44,225,000 shares outstanding
      Common Stock                                at May 8, 2000

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                    CONTENTS


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements Page Number

      Balance Sheets as of March 31, 2000 and December 31, 1999               2

      Statements of Operations for the three-month periods ended
      March 31, 2000 and 1999                                                 3

      Statements of Stockholders' Equity for the period December 15, 1997
      (inception) through March 31, 2000                                      4

      Statements of Cash Flows for the three-month periods ended
      March 31, 2000 and 1999                                                 5

      Notes to Financial Statements                                          6-7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 8-9



Part II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                     10

         Signatures                                                          11


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                     ASSETS

                                                                                    March 31,           December 31,
                                                                                    2000                1999
                                                                                   -----------          ------------
                                                                                   (unaudited)
Current assets:
   Cash                                                                             $  23,105           $  27,817
                                                                                   -----------          ------------
               Total current assets                                                 $  23,105           $  27,817
                                                                                   ===========          ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $  13,965          $    2,135
                                                                                   -----------          ------------

               Total current liabilities                                               13,965               2,135
                                                                                   -----------          ------------

Stockholders' equity:
   Common stock, $.001 par value
      100,000,000 shares authorized,
      44,225,000 shares issued and outstanding                                         44,225              44,225
   Additional paid-in capital                                                          18,275              16,475
   Deficit accumulated during the development stage                                   (53,360)            (35,018)
                                                                                   -----------          ------------

               Total stockholders' equity                                               9,140              25,682
                                                                                   -----------          ------------

               Total liabilities and stockholders' equity                           $  23,105           $  27,817
                                                                                   ===========          ============



                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                             Three-month period ended         December 15, 1997
                                                                    March 31,                    (inception)
                                                      -----------------------------------          through
                                                            2000              1999             March 31, 2000
                                                      ----------------  -----------------    -------------------
Revenue                                               $          -      $         -          $             -
                                                      ----------------  -----------------    -------------------
Operational expenses:
    Professional services                                      15,217            1,500                   36,126
    Stock transfer                                                 73             -                       2,916
    Filing fees                                                   225             -                       1,995
    Officer compensation                                        1,500            1,500                    7,500
    Rent                                                          300              300                    1,500
    Website design                                               -                 195                    1,934
    Travel                                                       -                -                         249
    Office                                                      1,027               10                    1,140
                                                      ----------------  -----------------    -------------------

                                                               18,342            3,505                   53,360
                                                      ----------------  -----------------    -------------------

Net loss                                              $       (18,342)  $       (3,505)      $          (53,360)
                                                      ================  =================    ===================


Basic loss per share                                  $         (0.00)  $          (0.00)    $            (0.00)
                                                      ================  =================    ===================

Weighted average shares outstanding                        44,225,000       29,000,000               37,606,228
                                                      ================  =================    ===================



                              SNELLING TRAVEL, INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

       For the period December 15, 1997 (inception) through March 31, 2000


                                                                                                        Deficit
                                                                                                        accumulated
                                                             Common stock              Additional       during the
                                                        --------------------------     paid-in          development
                                                         Shares            Amount      capital          stage
                                                        ----------        --------     ------------     ---------------
Stock issued at inception
   (December 15, 1997)                                  29,000,000        $ 29,000     $  (28,000)      $      -

Net loss                                                      -               -              -               (1,000)
                                                        ----------        --------     ------------     ---------------

Balance at December 31, 1997                            29,000,000          29,000        (28,000)           (1,000)

Stock issued in connection with private
   placement                                            15,225,000          15,225         37,275              -

Net loss                                                      -               -              -                  (92)
                                                        ----------        --------     ------------     ---------------

Balance at December 31, 1998                            44,225,000          44,225          9,275            (1,092)

Rent and salary contributed by officer                        -               -             7,200              -

Net loss                                                      -               -              -              (33,926)
                                                        ----------        --------     ------------     ---------------

Balance at December 31, 1999                            44,225,000          44,225         16,475           (35,018)

Rent and salaries contributed by officer                      -               -             1,800              -

Net loss                                                      -               -              -              (18,342)
                                                        ----------        --------     ------------     ---------------

Balance at March 31, 2000                               44,225,000        $ 44,225     $   18,275       $    53,360)
                                                        ==========        ========     ============     ===============


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                             Three-month period ended         December 15, 1997
                                                                    March 31,                    (inception)
                                                      -----------------------------------          through
                                                            2000              1999             March 31, 2000
                                                      ----------------  -----------------    -------------------
Net loss                                              $       (18,342)  $       (3,505)      $          (53,360)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock issued for services                                  -                -                       1,000
      Rent and salary contributed by officer                    1,800            1,800                    9,000
      Increase in accounts payable                             11,830             -                      13,965
                                                      ----------------  -----------------    -------------------

            Net cash used in operating activities              (4,712)          (1,705)                 (29,395)
                                                      ----------------  -----------------    -------------------

Cash flows from financing activities:

   Proceeds from issuance of common stock                        -               1,500                   52,500
                                                      ----------------  -----------------    -------------------

            Net cash provided by financing activities            -               1,500                   52,500
                                                      ----------------  -----------------    -------------------

Net increase (decrease) in cash                                (4,712)            (205)                  23,105

Cash, beginning of period                                      27,817           51,008                     -
                                                      ----------------  -----------------    -------------------

Cash, end of period                                   $        23,105   $       50,803       $           23,105
                                                      ================  =================    ===================




                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 March 31, 2000

1.   Unaudited interim financial statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

     These statements should be read in conjunction with the financial statements of Snelling Travel, Inc. and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

     During August 1999, the Company filed a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB, thereby registering its common stock under the Securities Exchange Act of 1934, as amended ("34 Act").

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


2.   Stockholders' deficit

          Stock Dividend

     During    December   1999,   the   Board   of   Directors    authorized   a
     twenty-nine-for-one dividend of the Company's common stock. The Company's capital structure, including all references to common stock, additional paid-in capital, common shares outstanding, average number of common stock shares outstanding, stock options and per share amounts, have been restated for all periods presented to reflect the dividend on a retroactive basis.

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


Plan of Operation

     At March 31, 2000, the Company remained in the development stage, having no revenue from operations. The Company continued efforts to implement its business plan and generate revenues. Marketing is conducted through a site maintained by the Company on the World Wide Web, as well as the personal contacts of the Company's president. During the three month period ended March 31, 2000, the Company was successful in placing additional banner advertisements on Web sites maintained by third parties. Such advertising represents an effort by the Company to obtain additional exposure for its services. The Company's sole employee continues investigation of travel destinations and accommodations in an effort to broaden the Company's programs. The Company also plans to make various presentations to individuals and groups in an effort to interest prospective clients.

     Receipt of revenue by the Company is dependent on the success of these and other marketing efforts conducted by the Company. There is no assurance when, if ever, revenues will be received. However, management believes that winter and fall are the most popular travel times for its customers, and will increase marketing efforts to attract clients during that time.

     During the three month period ended March 31, 2000, the Company realized a net loss of $18,342, or $.00 per share. Significant expenses include legal and accounting fees associated with the Company's filing obligation as an SEC reporting company and the terminated merger with Plus Solutions. Salaries and rent accrued during the three month period ended March 31, 2000 in the amount of $1,800 have been donated by the Company's president. Accordingly, those expenses represent non-cash expenses.

     Expenses anticipated in the future include administrative expenses similar to those incurred to date, as well as direct costs associated with travel programs proposed to be implemented by the Company.


Liquidity and Capital Resources

     At March 31, 2000, the Company had working capital of $9,140, consisting of current assets of $23,105 and current liabilities of $13,965. Current assets consisted entirely of cash, while current liabilities consisted of accounts payable. The Company has no specific capital requirements at this time other than payment of accounts payable and general and administrative expenses.
Management believes that the Company's cash will be sufficient for the foreseeable future, although the Company will require additional cash in order to expand its marketing beyond the limited amount currently conducted. The Company will also require additional cash to maintain its reporting obligations with the SEC. Expenses associated with travel programs proposed to be offered by the Company will be paid in installments by customers in the form of deposits. Any additional cash required for operations will be sought from private debt or equity financing.

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

Item 6. Exhibits and Reports on Form 8-K.

          (a)  No exhibits.

          (b) Reports on Form 8-K. The Company filed a Report on Form 8-K dated March 22, 2000 to report a change in its accountants from Kish, Leake & Associates, P.C. to Horton & Company, LLC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SNELLING TRAVEL, INC.

Date:  May 10, 2000
      --------------      By:  /s/ Rollins C. Snelling
                               ----------------------------
                               Rollins C. Snelling, Jr., President and Treasurer