Form 10QSB
period 2000-06-30
SNELLING TRAVEL INC
filed 2000-08-15
CIK 1077568

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   June 30, 2000
                                           ----------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No XX
                                             ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class of Stock                                   Amount Outstanding
  ------------------------                        -----------------------------
     $.001 par value                              44,225,000 shares outstanding
      Common Stock                                at July 28, 2000

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                    CONTENTS

Part I.           FINANCIAL INFORMATION

Item 1. Financial Statements                                         Page Number

       Balance Sheets as of June 30, 2000 (unaudited)
          and December 31, 1999                                            2

       Statements of Operations for the six-month periods ended
       June 30, 2000 and 1999 (unaudited)                                  3

       Statements of Operations for the three-month periods ended
       June 30, 2000 and 1999 (unaudited)                                  4

       Statements of Stockholders' Equity for the period
       December 15, 1997 (inception) through June 30, 2000 (unaudited)     5

       Statements of Cash Flows for the six-month periods ended
       June 30, 2000 and 1999 (unaudited)                                  6

       Notes to Financial Statements (unaudited)                         7-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9-10


Part II.          OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   11

         Signatures                                                         12

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                     ASSETS

                                                June 30,          December 31,
                                                 2000             1999
                                              -----------        ------------
                                              (unaudited)

Current assets:
   Cash                                       $  12,060        $    27,817
                                              -----------      -------------
            Total current assets              $  12,060        $    27,817
                                              ===========      =============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $  10,561        $     2,135
                                              -----------      -------------

               Total current liabilities         10,561             2,135
                                              -----------      -------------

Stockholders' equity:
   Common stock, $.001 par value
      100,000,000 shares authorized,
      44,225,000 shares issued
         and outstanding                         44,225             44,225
   Additional paid-in capital                    20,075             16,475
   Deficit accumulated during the
     development stage                          (62,801)           (35,018)
                                              -----------      -------------

            Total stockholders' equity            1,499             25,682
                                              -----------      -------------

            Total liabilities and
              stockholders' equity            $  12,060        $    27,817
                                              ===========      =============

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                December 15, 1997
                                             Six-month period ended               (inception)
                                                     June 30,                        through
                                        ------------------------------------    -----------------
                                              2000              1999             June 30, 2000
                                        -----------------      -------------    -----------------
Revenue                                 $          -           $      -         $       -
                                        -----------------      -------------    -----------------

Operational expenses:
    Professional services                        21,270             12,425            42,179
    Stock transfer                                  126               -                2,969
    Filing fees                                   1,446               -                3,216
    Rent                                            600                600             1,800
    Salaries                                      3,000              3,000             9,000
    Website design                                 -                 1,934             1,933
    Travel                                         -                  -                  249
    Office                                        1,341                 22             1,455
                                        -----------------      -------------    -----------------

                                                 27,783             17,981            62,801
                                        -----------------      -------------    -----------------

Net loss                                $       (27,783)       $   (17,981)     $    (62,801)
                                        =================      =============    =================


Basic loss per share                    $          (0.00)      $      (0.00)    $      (0.00)
                                        =================      =============    =================

Weighted average shares outstanding          44,225,000         44,225,000        38,256,668
                                        =================      =============    =================

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                Three-month period ended
                                                        June  30,
                                                2000                1999
                                        -----------------      ----------------

Revenue                                 $          -           $      -
                                        -----------------      ----------------

Operational expenses:
    Professional services                         6,053             12,425
    Stock transfer                                   53               -
    Filing fees                                   1,221               -
    Rent                                            300                300
    Salaries                                      1,500              1,500
    Website design                                 -                   239
    Office                                          314                 12
                                        -----------------      ----------------

                                                  9,441             14,476
                                        -----------------      ----------------

Net loss                                $        (9,441)       $   (14,476)
                                        =================      ================


Basic loss per share                    $         (0.00)       $     (0.00)
                                        =================      ================

Weighted average shares outstanding            44,225,000        44,225,000
                                        =================      ================


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

       For the period December 15, 1997 (inception) through June 30, 2000


                                                                                                     Deficit
                                                                                 Additional        accumulated
                                                                                  paid-in           during the
                                                     Common stock                 capital           development
                                        -------------------------------------                        stage
                                             Shares                Amount
                                        -----------------      --------------   --------------    --------------
Stock issued at inception
   (December 15, 1997)                       29,000,000        $    29,000      $    (28,000)     $      -

Net loss                                           -                  -                 -              (1,000)
                                        -----------------      --------------   --------------    --------------

Balance at December 31, 1997                 29,000,000             29,000          (28,000)           (1,000)

Stock issued in connection with private
   placement                                 15,225,000             15,225            37,275             -

Net loss                                           -                  -                 -                 (92)
                                        -----------------      --------------   --------------    --------------

Balance at December 31, 1998                 44,225,000             44,225             9,275           (1,092)

Rent and salary contributed by officer             -                  -                7,200             -

Net loss                                           -                  -                 -             (33,926)
                                        -----------------      --------------   --------------    --------------

Balance at December 31, 1999                 44,225,000             44,225            16,475          (35,018)

Rent and salary contributed by officer             -                  -                3,600             -

Net loss                                           -                  -                 -             (27,783)
                                        -----------------      --------------   --------------    --------------

Balance at June 30, 2000                     44,225,000        $    44,225      $     20,075      $   (62,801)
                                        =================      ==============   ==============    ==============

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Six-month period ended          December 15, 1997
                                                                        June 30,                      (inception)
                                                               -------------------------------         through
                                                                  2000              1999             June 30, 2000
                                                               --------------   --------------    -----------------
Net loss                                                       $   (27,783)     $    (17,981)     $   (62,801)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Stock issued for services                                       -                 -               1,000
      Rent and salary contributed by officer                         3,600             3,600           10,800
      Increase in accounts payable                                   8,426             8,302           10,561
                                                               --------------   --------------    -----------------

            Net cash used in operating activities                  (15,757)           (6,079)         (40,440)
                                                               --------------   --------------    -----------------

Cash flows from financing activities:

   Payment of shareholder advance                                     -                 (100)            -
   Proceeds from issuance of common stock                             -                1,500           52,500
                                                               --------------   --------------    -----------------

            Net cash provided by financing activities                 -                1,400           52,500
                                                               --------------   --------------    -----------------

Net increase (decrease) in cash                                    (15,757)           (4,679)          12,060

Cash, beginning of period                                           27,817            51,008             -
                                                               --------------   --------------    -----------------

Cash, end of period                                            $    12,060      $     46,329      $    12,060
                                                               ==============   ==============    =================


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2000

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

2.   Stockholders' deficit

          Stock split

     During    December   1999,   the   Board   of   Directors    authorized   a
     twenty-nine-for-one split of the Company's common stock. The Company's capital structure, including all references to common stock, additional paid-in capital, common shares outstanding, average number of common stock shares outstanding, stock options and per share amounts, have been restated for all periods presented to reflect the stock split on a retroactive basis.

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


Plan of Operation

     At June 30, 2000, the Company remained in the development stage, having no revenue from operations. The Company continued efforts to implement its business plan and generate revenues. Marketing is conducted through a site maintained by the Company on the World Wide Web, as well as the personal contacts of the Company's president. During the six month period ended June 30, 2000, the Company was successful in placing additional banner advertisements on Web sites maintained by third parties. Such advertising represents an effort by the Company to obtain additional exposure for its services. The Company's sole employee continues investigation of travel destinations and accommodations in an effort to broaden the Company's programs. The Company also plans to make various presentations to individuals and groups in an effort to interest prospective clients.

     Receipt of revenue by the Company is dependent on the success of these and other marketing efforts conducted by the Company. There is no assurance when, if ever, revenues will be received. However, management believes that winter and fall are the most popular travel times for its customers, and will increase marketing efforts to attract clients during that time.

     During the six month period ended June 30, 2000, the Company realized a net loss of $27,783, or $.00 per share. Significant expenses include legal and accounting fees associated with the Company's filing obligation as an SEC reporting company and the terminated merger with Plus Solutions. Salaries and rent accrued during the three month period ended June 30, 2000 in the amount of $1,800 have been donated by the Company's president. Accordingly, those expenses represent non-cash expenses.

     Expenses anticipated in the future include administrative expenses similar to those incurred to date, as well as direct costs associated with travel programs proposed to be implemented by the Company.


Liquidity and Capital Resources

     At June 30, 2000, the Company had working capital of $1,499, consisting of current assets of $12,060 and current liabilities of $10,561. Current assets consisted entirely of cash, while current liabilities consisted of accounts payable. The Company has no specific capital requirements at this time other than payment of accounts payable and general and administrative expenses.
Management believes that the Company's cash will be sufficient for the foreseeable future, although the Company will require additional cash in order to expand its marketing beyond the limited amount currently conducted. The Company will also require additional cash to maintain its reporting obligations with the SEC. Expenses associated with travel programs proposed to be offered by the Company will be paid in installments by customers in the form of deposits. Any additional cash required for operations will be sought from private debt or equity financing.

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

Item 6. Exhibits and Reports on Form 8-K.

          (a)      27 - Financial Data Schedule

          (b)      There were no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SNELLING TRAVEL, INC.

Date: August 15, 2000      By:  /s/ Rollins C. Snelling, Jr.
     ----------------           ----------------------------------
                               Rollins C. Snelling, Jr., President and Treasurer