Form 10QSB
period 2000-09-30
SNELLING TRAVEL INC
filed 2000-11-14
CIK 1077568

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   September 30, 2000
                                           --------------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes XX   No
                                             ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class of Stock                                   Amount Outstanding
  ------------------------                        -----------------------------
     $.001 par value                              44,225,000 shares outstanding
      Common Stock                                at November 8, 2000

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                    CONTENTS


Part I.         FINANCIAL INFORMATION

Item 1.  Financial Statements                                        Page Number

         Balance Sheets as of September 30, 2000 (unaudited)
           and December 31, 1999                                          1

         Statements of Operations for the nine-month periods ended
         September 30, 2000 and 1999 (unaudited)                          2

         Statements of Operations for the three-month periods ended
         September 30, 2000 and 1999 (unaudited)                          3

         Statements of Stockholders' Equity for the period
           December 15, 1997 (inception) through
           September 30, 2000 (unaudited)                                 4

         Statements of Cash Flows for the nine-month periods ended
         September 30, 2000 and 1999 (unaudited)                          5

         Notes to Financial Statements (unaudited)                       6-7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8-9


Part II.        OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                10

         Signatures                                                      11

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                 BALANCE SHEETS


                                     ASSETS

                                                                  September  30,     December 31,
                                                                       2000             1999
                                                                  --------------------------------
                                                                      (unaudited)

Current assets:
   Cash                                                           $      7,177      $    27,817
                                                                  --------------    --------------
       Total current assets                                       $      7,177      $    27,817
                                                                  --------------    --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $     11,321      $     2,135
                                                                  --------------    --------------
       Total current liabilities                                        11,321            2,135
                                                                  --------------    --------------
Stockholders' equity:
   Common stock, $.001 par value
      100,000,000 shares authorized,
      44,225,000 shares issued and outstanding                          44,225           44,225
   Additional paid-in capital                                           21,875           16,475
   Deficit accumulated during the development stage                    (70,244)         (35,018)
                                                                  --------------    --------------
       Total stockholders' equity                                       (4,144)          25,682
                                                                  --------------    --------------
       Total liabilities and stockholders' equity                 $      7,177      $    27,817



                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Nine-month period ended      December 15, 1997
                                                  September   30,             (inception)
                                      -----------------------------------       through
                                            2000              1999          September 30, 2000
                                      ----------------  -----------------   ------------------

Revenue                               $          -      $         -         $         -
                                      ----------------  -----------------   ------------------

Operational expenses:
    Professional services                      26,563           16,850                47,472
    Stock transfer                                446          -                       3,289
    Filing fees                                 1,446            1,394                 3,216
    Rent                                          900              900                 2,100
    Salaries                                    4,500            4,500                10,500
    Website design                               -               1,933                 1,933
    Travel                                       -                 249                   249
    Office                                      1,371               23                 1,485
                                      ----------------  -----------------   ------------------

                                               35,226           25,849                70,244
                                      ----------------  -----------------   ------------------

Net loss                              $       (35,226)  $      (25,849)     $        (70,244)
                                      ================  =================   ==================


Basic loss per share                  $         (0.00)  $        (0.00)     $         (0.00)
                                      ================  =================   ==================

Weighted average shares outstanding        44,225,000       44,225,000            38,796,046
                                      ================  =================   ==================


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three-month period ended
                                                 September 30,
                                      -----------------------------------
                                              2000              1999
                                      ----------------  -----------------

Revenue                               $          -      $         -
                                      ----------------  -----------------

Operational expenses:
    Professional services                       5,293            4,425
    Stock transfer                                320             -
    Filing fees                                  -               1,394
    Rent                                          300              300
    Salaries                                    1,500            1,500
    Website design                               -                 249
    Office                                         30             -
                                      ----------------  -----------------

                                                7,443            7,868
                                      ----------------  -----------------

Net loss                              $        (7,443)  $       (7,868)
                                      ================  =================


Basic loss per share                  $         (0.00)  $        (0.00)
                                      ================  =================

Weighted average shares outstanding        44,225,000       44,225,000
                                      ================  =================


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

     For the period December 15, 1997 (inception) through September 30, 2000




                                                                                                      Deficit
                                                                                                     accumulated
                                                          Common stock           Additional           during the
                                                     -----------------------      paid-in            development
                                                       Shares        Amount       capital               stage
                                                     -----------  ----------    ------------     -------------------

Stock issued at inception
   (December 15, 1997)                               29,000,000   $  29,000     $   (28,000)     $         -

Net loss                                                   -           -               -                 (1,000)
                                                     -----------  ----------    ------------     -------------------

Balance at December 31, 1997                         29,000,000      29,000         (28,000)             (1,000)

Stock issued in connection with private
   placement                                         15,225,000      15,225          37,275                -

Net loss                                                   -           -               -                    (92)
                                                     -----------  ----------    ------------     -------------------

Balance at December 31, 1998                         44,225,000      44,225           9,275              (1,092)

Rent and salary contributed by officer                     -           -              7,200                -

Net loss                                                   -           -               -                (33,926)
                                                     -----------  ----------    ------------     -------------------

Balance at December 31, 1999                         44,225,000      44,225          16,475             (35,018)

Rent and salary contributed by officer                     -           -              5,400                -

Net loss                                                   -           -               -                (35,226)
                                                     -----------  ----------    ------------     -------------------

Balance at September 30, 2000                        44,225,000   $  44,225     $    21,875      $      (70,244)
                                                     ===========  ==========    ============     ===================




                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                 Nine-month period ended          December 15, 1997
                                                                       September 30,                  (inception)
                                                            -----------------------------------         through
                                                                  2000              1999          September 30, 2000
                                                            ----------------    ---------------   ------------------

Net loss                                                    $      (35,226)     $    (25,849)     $     (70,244)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock issued for services                                    -                 -                    1,000
      Rent and salary contributed by officer                         5,400             5,400             12,600
      Increase in accounts payable                                   9,186               804             11,321
                                                            ----------------    ---------------   ------------------

            Net cash used in operating activities                  (20,640)          (19,645)           (45,323)
                                                            ----------------    ---------------   ------------------

Cash flows from financing activities:

   Payment of shareholder advance                                  -                    (100)              -
   Proceeds from issuance of common stock                           -                  1,500             52,500
                                                            ----------------    ---------------   ------------------

            Net cash provided by financing activities               -                  1,400             52,500
                                                            ----------------    ---------------   ------------------

Net increase (decrease) in cash                                    (20,640)          (18,245)             7,177

Cash, beginning of period                                           27,817            51,008               -
                                                            ----------------    ---------------   ------------------

Cash, end of period                                         $        7,177      $     32,763      $       7,177
                                                            ================    ===============   ==================


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2000


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

     Plan of Operation

               At September 30, 2000,  the Company  remained in the  development stage, having no revenue from operations. The Company continued efforts to implement its business plan and generate revenues. Marketing is conducted through a site maintained by the Company on the World Wide Web, as well as the personal contacts of the Company's president. During the three month period ended September 30, 2000, the Company was successful in placing additional banner advertisements on Web sites maintained by third parties. Such advertising represents an effort by the Company to obtain additional exposure for its services. The Company's sole employee continues investigation of travel destinations and accommodations in an effort to broaden the Company's programs. The Company also plans to make various presentations to individuals in an effort to interest prospective clients.

               Receipt of revenue by the Company is dependent on the success of these and other marketing efforts conducted by the Company. There is no assurance when, if ever, revenues will be received. However, management believes that winter and fall are the most popular travel times for its customers, and hopes to attract business

               During the nine month period ended September 30, 2000, the Company realized a net loss of $35,226, or $.00 per share. Significant expenses include legal and accounting fees associated with the Company's filing obligation as an SEC reporting company and the terminated merger with Plus Solutions. Salaries and rent accrued during the three month period ended September 30, 2000 in the amount of $1,800 have been donated by the Company's president. Accordingly, those expenses represent non-cash expenses.

               Expenses anticipated in the future include administrative expenses similar to those incurred to date, as well as direct costs associated with travel programs proposed to be implemented by the Company.

     Liquidity and Capital Resources

               At September 30, 2000, the Company had a deficit in working capital of ($4,144), consisting of current assets of $7,177 and current liabilities of $11,321. Current assets consisted entirely of cash, while current liabilities consisted of accounts payable. The Company has no specific capital requirements at this time other than payment of accounts payable and general and administrative expenses. Management believes that the additional cash will be need to be raised to continue operations in 2001, and the Company will require additional cash in order to expand its marketing beyond the limited amount currently conducted. The Company will require additional cash to maintain its reporting obligations with the SEC. It is anticipated that expenses associated with travel programs proposed to be offered by the Company will be paid in installments by customers in the form of deposits. Any additional cash required for operations will be sought from private debt or equity financing.

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

                                                   SNELLING TRAVEL, INC.

Date: November 13, 2000                       By:  /s/ Rollins C. Snelling, Jr.
     ------------------                            ----------------------------
                                                   Rollins C. Snelling, Jr.,
                                                   President and Treasurer