Form 10KSB
period 2000-12-31
SNELLING TRAVEL INC
filed 2001-03-27
CIK 1077568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 2000

() Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission File Number 0-26461


                              SNELLING TRAVEL, INC.
           ----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


         Colorado                                           58-2368425
-------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification Number)


55 Pharr Road, Suite A-207, Atlanta, Georgia                           30305
--------------------------------------------                         ----------
  (Address of principal executive offices)                           (Zip Code)


Issuer's telephone number, including area code:  (404) 841-0111
                                                 --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes       No
                                   ---       ----

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's revenues for its most recent fiscal year: $0.00

The aggregate market value of the 15,225,000 shares of voting stock held by non-affiliates of the Company as of March 19, 2001 was $456,750 based upon the last reported sale of the common stock on that date.

The number of shares outstanding of the issuer's common equity as of March 19, 2001 was 44,225,000.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
Facing Page                                                                   i
Index                                                                       iii

PART I                                                                       1
Item 1.    Description of Business                                           1
Item 2.    Description of Property                                           4
Item 3.    Legal Proceedings                                                 4
Item 4.    Submission of Matters to a Vote of Security Holders               4

PART II                                                                      5
Item 5.    Market for the Registrant's Common Equity and Related
               Stockholder Matters                                           5
Item 6.    Management's Discussion and Analysis or Plan of Operation         5
Item 7.    Financial Statements                                              8
Item 8.    Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure                                      8

PART III                                                                     8
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act             8
Item 10.   Executive Compensation                                            9
Item 11.   Security Ownership of Certain Beneficial Owners and Management   10
Item 12.   Certain Relationships and Related Transactions                   10

PART IV                                                                     11
Item 13.   Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                  12

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

ITEM 1:  Description of Business

         History and Organization.
         ------------------------

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

The Company completed its initial capitalization in December, 1998. The Company raised $52,500 in a private placement exempt from the registration requirements of applicable Federal and state securities laws. Proceeds from that offering have been used for organizational and administrative expenses, as well as efforts to implement the Company's business plan. The Company currently has approximately 24 shareholders of record.

         Narrative Description of Business.
         ---------------------------------

The Company had its genesis in the personal experience of its founder, Rollins Snelling, Jr. Mr. Snelling, a former professional ski racer and travel consultant, conceived the business plan based on a love of adventure travel developed prior to organization of the Company. The business plan, discussed in more detail below, is to offer adventure travel, including ski and diving excursions, to groups of upper-income individuals. The business plan is premised in part on the World Wide Web ("Web") as a means of marketing to affluent individuals perceived to be the Company's market. As of the date of this filing, the Company remains in the development stage, with no revenue and one employee. Revenue of the Company in the future will depend substantially on the success of its marketing plan and the public's reception of the Company's service. There is no assurance that the Company will develop its business plan to the point that it can operate profitably or be competitive in the travel industry.

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

The Company hopes to organize, market and operate excursions and vacations involving sports and adventure as its sole objective. Initially, management intends to limit its excursions to two areas of specialty, including scuba diving/snorkeling and snow skiing. This would allow the Company to avail itself of the experience and expertise of Mr. Snelling in those sports. While no specific tours have not yet been designed, management anticipates initial destinations will include areas in the United States, Canada, Mexico and the Caribbean. Diving destinations will likely include Florida, Mexico and the Caribbean, while skiing will be focused in Colorado, Utah, California and Vermont. Mr. Snelling has personal contacts within the resorts in those areas on which he intends to rely in organizing trips on behalf of prospective clients. It is this direct knowledge of the locales, the options and services offered and the personal contacts within those areas that the Company hopes will allow it to successfully plan appropriately tailored excursions and vacations.

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

         Year 2000 Events.
         ----------------

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

         Competition.
         -----------

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

         Employees.
         ---------

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

         Facilities.
         ----------

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


ITEM 3:  Legal Proceedings

The Company is not aware of any other material pending or threatened legal proceedings against the Company or its officers and directors in their capacities as such.

ITEM 4:  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders in the fourth quarter of 2000.


                                     PART II

ITEM 5:  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The following table shows the range of high and low bids for our common stock during the past two fiscal years as reported by the Pink Sheets, LLC. The common stock has traded over-the-counter since approximately October 25, 1999 and is currently quoted in the OTC Bulletin Board. The quotations represent prices between dealers, do not include retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Fiscal Quarter Ended               High                       Low

                1999
                ----
         December 31                        $ 5.88(1)                   $0.10

                2000
                ----
         March 31                             4.25                       0.08
         June 30                              0.14                       0.04
         September 30                         0.05                       0.03
         December 31                          0.03                       0.01


----------------------------
(1) The Company's stock split was deemed effective for trading purposes December 22, 1999 by the NASD.
----------------------------


There are 24 holders of the Company's common stock, not including those persons who hold their securities in "street name." The Company has not paid any cash dividends on its Common Stock since its inception. The Company does not foresee that the Company will have the ability to pay a dividend on its common stock in the future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account such factors as our financial condition, results of operation, current and anticipated cash needs and plans for expansion.


ITEM 6:  Management's Discussion and Analysis or Plan of Operation

         Plan of Operation
         -----------------

The Company's plan of operation originally contemplated the design, marketing and implementation of sport and adventure travel programs. Revenues were anticipated to be generated through fees paid by clients to the Company, including commissions, fees or mark-ups. Commissions and other charges payable to the Company would have been determined on a case-by-case basis depending upon such things as cost of service, travel destination and relative demand for travel during requested time.

The Company raised approximately $50,000 for commencement of operations, including expenses anticipated for development of its Web site, marketing expenses, general and administrative expenses and direct travel program costs. Management had designed the Company's business plan in an effort to preserve its capital. Accordingly, marketing costs were kept to a minimum through advertising primarily on the Web. Administrative overhead was also low, as the Company's sole employee served without compensation and the Company occupied office space on a rent-free basis. Expenses were therefore limited to general office expenses such as courier charges, telephone and supplies, Internet access fees and professional fees.

Notwithstanding its efforts to conserve working capital, the Company has exhausted the cash that was raised in its initial offering. In addition, the Company has been unsuccessful in generating any revenue from its marketing efforts and little interest in its service. As a result, management has determined to expand its plan and investigate other business opportunities.
These opportunities may include mergers with, or acquisitions of, other businesses with operations within or without the travel industry. The objective of management is to identify one or more opportunities which will provide value to its shareholders. This may include acquisition of a business that would benefit from the Company's status as a publicly-traded entity. However, there is no assurance that these efforts will be successful or that any business will be identified. In that event, the Company may be forced to cease operations and liquidate any remaining assets.

         Liquidity and Capital Resources
         -------------------------------

         December 31, 2000
         -----------------

At December 31, 2000, the Company had a working capital deficit of $8,436, consisting of $5,811 of current assets and $14,247 of current liabilities. The Company's financial condition did not change significantly from December 31, 1999 to December 31, 2000.

During the year ended December 31, 2000, the Company used approximately $22,000 of cash. That represents a slight improvement from the year ended December 31, 1999, when the Company used $24,591 of cash. During 2000, the Company spent a minor portion of its cash on operations. Most of the cash was spent on professional fees in connection with the proposed merger that never materialized and fees in connection with the preparation and filing of the Company's SEC reports.

The only existing commitment for cash includes fees and expenses payable in connection with filing of the Company's annual and quarterly reports. In the course of its development activities, the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis over the short term. Thereafter, the Company will be dependent on obtaining additional financing from outside sources or generating revenue and profit from operations to continue as a going concern.

Additional needs for liquidity include payment of general and administrative expenses, as well as prepayment of any travel excursions by the Company. Any additional financing required will likely be sought from equity or private debt financing. However, management has no current plans or commitment for such funding. Management does not believe the Company is a candidate for conventional debt financing, as the Company's operations are extremely limited and few assets exist to collateralize any indebtedness.

         December 31, 1999
         -----------------

At December 31, 1999, the Company had working capital of $25,682, consisting of $27,817 of current assets and $2,135 of current liabilities. All of that working capital was exhausted during 2000. Working capital which the Company had through 1999 consisted primarily of the proceeds of a private stock offering which was completed late in 1998. The Company sold an aggregate of 15,225,000 shares of Common Stock for cash of $51,000 and a stock subscription for $1,500 to a small group of investors pursuant to exemptions from the registration requirements of the Securities Act and applicable state securities laws. The proceeds of that offering represented substantially all of the Company's capitalization as of December 31, 1999. Prior to that date, the Company had issued 29,000,000 shares of Common Stock to its two founders for services rendered to the Company valued at $1,000.

         Results of Operation
         --------------------

         Year ended December 31, 2000
         ----------------------------

During the year ended December 31, 2000, the Company realized a net loss of $43,318 on no revenue. The Company remained in the development stage, as it had not yet received revenue from operations.

During 2000, significant expenses included professional services in connection with the proposed merger, filings with the SEC and legal fees incurred in connection with SEC inquires into trading activities in the Company's stock. The Company also accrued $6,000 of expense for officer compensation. Both the officer compensation and rent are non-cash expenses, as the Company's president provides service and office space without charge. It is anticipated that the Company will continue to incur losses until such time, if ever, the Company can successfully implement its business plan and achieve profitability.

         Year ended December 31, 1999
         ----------------------------

During the year ended December 31, 1999, the Company realized a net loss of $33,926 on no revenue. Again, the most significant item of expense was professional fees, primarily for the preparation and filing of a registration statement with the SEC. The Company did not incur significant expenses in connection with its operations during either 2000 or 1999, as the public has so far shown little or no interest in its service. The Company lacks the working capital to perform any significant marketing in an effort to promote it service.

ITEM 7:  Financial Statements

Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.


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


                                    PART III

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The  following  individuals  presently  serve as officers  and  directors of the
Company:

Name                      Age      Position
------------------------  ---     ----------------------------------------------
Rollins C. Snelling, Jr.  52      President, Treasurer, Chief Executive Officer,
                                  Chief Financial Officer and Director

Brian T. Mallon           47      Vice President, Secretary and Director

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

The following represents a summary of the business history of each of the foregoing individuals for the last five years:

         ROLLINS C. SNELLING, JR.
         ------------------------
From January, 1991 to the present, Mr. Snelling has been the president, a director and sole shareholder of Rollins C. Snelling, Jr., Inc. ("RSI"), a privately held Florida corporation engaged in the marketing and distribution of a wide variety of products including seafood, exercise equipment and technology for the medical waste industry. RSI presently has no employees other than Mr. Snelling. Since March, 1996, Mr. Snelling has also served as a sales consultant to Lynk Systems, Inc., a national credit card marketing company ranking as the tenth largest credit card processor in the United States and headquartered in Atlanta. From February, 1995 to January, 1998, Mr. Snelling was also employed as a travel agent by 21st Century Travel in Atlanta. At the time Mr. Snelling worked for 21st Century Travel, it operated nationwide with more than 500 employees. Mr. Snelling was also a professional ski racer based in Colorado from 1973 through 1980.

         BRIAN T. MALLON.
         ---------------
Since January, 1993, Mr. Mallon has served as the president and principal shareholder of Infovision, Inc., a privately held Georgia corporation based in Atlanta. Mr. Mallon is the founder of this company, which provides advertising space and display time on visual displays at sports complexes and other indoor and outdoor events. As of the date of this Filing, Infovision employed two individuals.

No family relationships exist between either of the officers and directors of the Company.


ITEM 10:  Executive Compensation

Neither of the Company's executive officers received any compensation or other remuneration in his capacity as such during the year ended December 31, 2000, and it is not expected that such individuals will be paid compensation in the foreseeable future. Mr. Snelling, the Company's sole employee, presently serves without compensation. During 2000, the Company expensed $500 per month on its financial statements based upon the estimated fair market value of the services provided by the President. However, he may be compensated in the future, depending upon such things as the Company's revenues, profitability and services rendered to the Company.

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

Name and Address           Number of Shares       Percent of Voting Securities
------------------------   ----------------       -----------------------------
Rollins C. Snelling, Jr.      14,500,000                     32.79%
55 Pharr Road #A-207
Atlanta, GA 30305

Brian T. Mallon               14,500,000                     32.79%
425 Lindberg Dr. #A-3
Atlanta, GA 30305

All Officers and Directors
as a Group (2 persons)        29,000,000                     65.57%

Each of the individuals listed in the foregoing table are officers and directors of the Company.

         Changes In Control.
         ------------------

The Company knows of no arrangements, including the pledge by any person of securities of the Company, which may result in a change of control of the Company in the future.


ITEM 12: Certain Relationships and Related Transactions

         Initial Capitalization.
         ----------------------

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

During 1999 and 2000, Mr. Snelling donated office space and services to the Company to aid in efforts to conserve working capital. The Company expensed $100 per month for the rent and $500 per month for the service, based upon the estimated fair market value of the arrangements. During the two years ended December 31, 2000, the Company expensed $14,400 pursuant to this arrangement.

                                     PART IV

ITEM 13: Exhibits and Reports on Form 8-K

         (a)  Exhibits

3.1(1) Amended and Restated Articles of Incorporation, as filed with the Colorado Secretary of State on June 17, 1999.

3.2(1)   Bylaws

16(2) Letter dated March 28, 2000, from former certifying accountant, Kish Leake & Associates, P.C.

         (b)  Reports on Form 8-K

     The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.



(1) Filed as an Exhibit to Registration Statement on Form SB-2, SEC File No. 0-26461 and incorporated herein by reference.

(2)  Filed as an Exhibit to Form 8-K dated March 14, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

                                        SNELLING TRAVEL, INC.
                                        (Registrant).


                                        By: /s/ Rollins C. Snelling
                                            ----------------------------------
                                            Rollins C. Snelling, Jr., President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2001.


/s/ Rollins C. Snelling                                    March 23, 2001
-------------------------------------------                ----------------
Rollins C. Snelling, Jr., President                        Date
(Chief Executive Officer, Principal
Financial Officer), Treasurer and Director


/s/ Brian T. Mallon                                        March 23, 2001
-------------------------------------------                ----------------
Brian T. Mallon, Vice President,                           Date
Secretary and Director

                              SNELLING TRAVEL, INC.
                          (a development stage company)


                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Independent Auditors' Report F-2

Balance sheet as of December 31, 2000                                   F-3

Statements of operations for the years ended December 31, 2000 and 1999 and for the period December 15, 1997 (inception)
  through December 31, 2000                                             F-4

Statement of stockholders' equity for the years ended December 31, 2000 and 1999 and for the period December 15, 1997 (inception)
  through December 31, 2000                                             F-5

Statements of cash flows for the years ended December 31, 2000 and
  1999 and for the period December 15, 1997 (inception) through
  December 31, 2000                                                     F-6

Notes to financial statements                                           F-7

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Snelling Travel, Inc.
Atlanta, Georgia


We have audited the accompanying balance sheet of Snelling Travel, Inc., (a development stage company), as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Snelling Travel, Inc. for the year ended December 31, 1998 and the period December 15, 1997 (inception) through December 31, 1997, were audited by other auditors whose report dated March 29, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snelling Travel, Inc. (a development stage company) at December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered losses from operations and has a lack of net capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        HORTON & COMPANY, L.L.C.

Wayne, New Jersey
January 19, 2001

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                December 31, 2000


                                     ASSETS

Current assets:
   Cash                                                         $   5,811
                                                                ---------

               Total current assets                             $   5,811
                                                                =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $  14,247
                                                                --------

               Total current liabilities                           14,247
                                                                ---------

Stockholders' equity:
   Common stock, $.001 par value
      100,000,000 shares authorized,
      44,225,000 shares issued and outstanding                     44,225
   Additional paid-in capital                                      23,675
   Deficit accumulated during the development stage               (76,336)
                                                                ---------

               Total stockholders' equity                          (8,436)
                                                                ---------

               Total liabilities and stockholders' equity       $   5,811
                                                                =========



                        See notes to financial statements


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS


                                                                                             December 15, 1997
                                                            Year ended December 31,             (inception)
                                                      ----------------------------------          through
                                                            2000              1999           December 31, 2000
                                                      ----------------  ----------------     ------------------

Revenue                                               $         -       $          -         $         -
                                                      ----------------  ----------------     ------------------

Operational expenses:
    Professional services                                      29,089           19,909                49,998
    Stock transfer                                              1,213            2,843                 4,056
    Filing fees                                                 2,026            1,770                 3,796
    Officer compensation                                        6,000            6,000                12,000
    Rent                                                        1,200            1,200                 2,400
    Website design                                            -                  1,933                 1,933
    Travel                                                    -                    249                   249
    Office                                                      1,790               22                 1,904
                                                      ----------------  ----------------     ------------------

                                                               41,318           33,926                76,336
                                                      ----------------  ----------------     ------------------

Net loss                                              $       (41,318)  $      (33,926)      $       (76,336)
                                                      ================  ================     ==================


Basic loss per share                                  $        (0.001)  $       (0.001)      $        (0.002)
                                                      ================  ================     ==================

Weighted average shares outstanding                        44,225,000       44,225,000            39,246,014
                                                      ================  ================     ==================

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                        Years ended December 31, 2000 and
                    1999 and for the period December 15, 1997
                      (inception) through December 31, 2000



                                                                                   Deficit
                                                                                  accumulated
                                                Common stock        Additional    during the
                                          -----------------------   paid-in       development
                                            Shares       Amount     capital          stage
                                          ----------   -----------  -----------   -----------

Stock issued at inception
   (December 15, 1997)                    29,000,000   $   29,000   $  (28,000)   $        -

Net loss                                           -            -            -        (1,000)
                                          ----------   -----------  -----------   -----------

Balance at December 31, 1997              29,000,000       29,000      (28,000)       (1,000)

Stock issued in connection with private
   placement                              15,225,000       15,225       37,275             -

Net loss                                           -            -            -           (92)
                                          ----------   -----------  -----------   -----------

Balance at December 31, 1998              44,225,000       44,225        9,275        (1,092)

Rent and salary contributed by officer             -            -        7,200             -

Net loss                                           -            -            -       (33,926)
                                          ----------   -----------  -----------   -----------

Balance at December 31, 1999              44,225,000       44,225       16,475       (35,018)

Rent and salary contributed by officer             -            -        7,200             -

Net loss                                           -            -            -       (41,318)
                                          ----------   -----------  -----------   -----------

Balance at December 31, 2000              44,225,000   $   44,225   $   23,675    $  (76,336)
                                          ==========   ===========  ===========   ===========


                        See notes to financial statements


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS


                                                                                    December 15, 1997
                                                        Year ended December 31,        (inception)
                                                        -----------------------          through
                                                          2000         1999         December 31, 2000
                                                        ---------     ---------     -----------------

Net loss                                                $(41,318)     $(33,926)     $  (76,336)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock issued for services                                -             -           1,000
      Rent and salary contributed by officer               7,200         7,200          14,400
      Increase in accounts payable                        12,112         2,135          14,247
                                                        ---------     ---------     -----------------

            Net cash used in operating activities        (22,006)      (24,591)        (46,689)
                                                        ---------     ---------     -----------------

Cash flows from financing activities:
   Advances received from (repaid to) shareholders             -          (100)              -
   Proceeds from issuance of common stock                      -         1,500          52,500
                                                        ---------     ---------     -----------------

            Net cash provided by financing activities          -         1,400          52,500
                                                        ---------     ---------     -----------------

Net increase (decrease) in cash                          (22,006)      (23,191)          5,811

Cash, beginning of period                                 27,817        51,008               -
                                                        ---------     ---------     -----------------

Cash, end of period                                     $  5,811      $ 27,817      $    5,811
                                                        =========     =========     =================

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999



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

     In December 1998, the Company conducted a private placement to sell shares of its common stock on a best efforts basis. The shares of common stock contained in the offering were issued pursuant to an exemption from registration under Section 3(b) and Regulation D, Rule 504, of the Securities Act of 1933, as amended. In December 1998, the company sold 15,225,000 shares for $52,500.

          Preferred stock

     The Company has authorized 10,000,000 shares of $.01 par value preferred stock. The voting powers, rights and preferences of the preferred stock to be determined by the Board of Directors at the time of issuance. No preferred shares have been issued to date.

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

     As of December 31, 2000 and 1999, the Company has a deferred tax asset of $15,200 and $7,000 which arises from a net operating loss carryforward of approximately $76,000 and $35,000, respectively. The Company's net operating loss carryforward expires in the years 2013 and 2014. Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the net operating loss carryforward, such deferred tax asset has been fully reserved through a valuation allowance. The net increase in the valuation allowance for the years ended December 31, 2000 and 1999 was $8,200 and $7,000, respectively.

5.   Basis of presentation

     In the course of its development activities the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of the business or a merger candidate, if found. The Company's ability to continue as a going concern is dependant on these additional management advances, and, ultimately, upon achieving profitable operations though the business or a merger candidate.