Form 10QSB
period 2001-03-31
SNELLING TRAVEL INC
filed 2001-05-18
CIK 1077568

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   March 31, 2001
                                           ----------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes XX     No
                                               ----       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


      Class of Stock                                   Amount Outstanding
  ------------------------                        -----------------------------
     $.001 par value                              44,225,000 shares outstanding
      Common Stock                                at May 15, 2001

                              SNELLING TRAVEL, INC.
                          (a development stage company)


                                    CONTENTS

Part I.           FINANCIAL INFORMATION

Item 1. Financial Statements                                         Page Number

        Balance Sheets as of March 31, 2001 (unaudited) and
        December 31, 2000                                                  1

        Statements of Operations for the three-month periods ended
        March 31, 2001 and 2000 and for the period from December
        15, 1997 (inception) through March 31, 2001 (unaudited)            2

        Statement of Stockholders' Deficit for the period
        December 15, 1997 (inception) through March 31, 2001               3

        Statements of Cash Flows for the three-month periods
        ended March 31, 2001 and 2000 and for the period from
        December 15, 1997 (inception) through March 31, 2001
        (unaudited)                                                        4

        Notes to Financial Statements (unaudited)                          5

Item 2. Management's Discussion and Analysis or Plan of Operation          7


Part II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   8

        Signatures                                                         9


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                    March 31,         December 31,
                                                                                      2001                2000
                                                                                   ----------          ----------
                                                                                   (unaudited)
Current assets:
   Cash                                                                            $    1,398          $    5,811
                                                                                   ----------          ----------
               Total current assets                                                $    1,398          $    5,811
                                                                                   ==========          ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                $   16,679          $   14,247
                                                                                   ----------          ----------
               Total current liabilities                                               16,679              14,247
                                                                                   ----------          ----------

Stockholders' deficit:
   Common stock, $.001 par value
      100,000,000 shares authorized,
      44,225,000 shares issued and outstanding                                         44,225              44,225
   Additional paid-in capital                                                          25,475              23,675
   Deficit accumulated during the development stage                                   (84,981)            (76,336)
                                                                                   ----------          ----------
               Total stockholders' deficit                                            (15,281)             (8,436)
                                                                                   ----------          ----------

               Total liabilities and stockholders' deficit                         $    1,398          $    5,811
                                                                                   ==========          ==========

                        See notes to financial statements


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              Three-month period             December 15, 1997
                                                                 ended March 31,                (inception)
                                                      --------------------------------            through
                                                           2001              2000              March 31, 2001
                                                      ---------------   --------------       -----------------

Revenue                                               $             -   $            -       $                -


Operational expenses:
    Professional services                                       6,293           15,217                   56,291
    Stock transfer                                                142               73                    4,198
    Filing fees                                                   385              225                    4,181
    Officer compensation                                        1,500            1,500                   13,500
    Rent                                                          300              300                    2,700
    Website design                                                  -                -                    1,933
    Travel                                                          -                -                      249
    Office                                                         25            1,027                    1,929
                                                      ---------------   --------------       ------------------
                                                                8,645           18,342                   84,981
                                                      ---------------   --------------       ------------------
Net loss                                              $        (8,645)  $      (18,342)      $          (84,981)
                                                      ===============   ==============       ==================


Basic loss per share                                  $         (0.00)  $        (0.00)      $            (0.00)
                                                      ===============   ==============       ==================

Weighted average shares outstanding                        44,225,000       44,225,000               39,619,438
                                                      ===============   ==============       ==================

                        See notes to financial statements


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT




                                                                                                          Deficit
                                                                                                        accumulated
                                                             Common stock              Additional       during the
                                                        --------------------------      paid-in         development
                                                          Shares          Amount        capital            stage
                                                        ----------      ----------    ------------      -----------
Stock issued at inception
   (December 15, 1997)                                  29,000,000      $   29,000    $    (28,000)     $         -

Net loss                                                         -               -               -           (1,000)
                                                        ----------      ----------    ------------      -----------
Balance at December 31, 1997                            29,000,000          29,000         (28,000)          (1,000)

Stock issued in connection with private
   placement                                            15,225,000          15,225          37,275                -

Net loss                                                         -          -                   -               (92)
                                                        ----------      ----------    ------------      -----------
Balance at December 31, 1998                            44,225,000          44,225           9,275           (1,092)

Rent and salary contributed by officer                           -               -           7,200                -

Net loss                                                         -               -               -          (33,926)
                                                        ----------      ----------    ------------      -----------
Balance at December 31, 1999                            44,225,000          44,225          16,475          (35,018)

Rent and salaries contributed by officer                         -               -           7,200                -

Net loss                                                         -               -               -          (41,318)
                                                        ----------      ----------    ------------      -----------
Balance at December 31, 2000                            44,225,000          44,225          23,675          (76,336)

Rent and salary contributed by officer                           -               -           1,800                -

Net loss (unaudited)                                             -               -               -           (8,645)
                                                        ----------      ----------    ------------      -----------
Balance at March 31, 2001 (unaudited)                   44,225,000      $   44,225    $     25,475      $   (84,981)
                                                        ==========      ==========    ============      ===========



                        See notes to financial statements


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                        Three-month period           December 15, 1997
                                                            ended March 31,            (inception)
                                                        -------------------------        through
                                                          2001        2000            March 31, 2001
                                                        -------------------------    -----------------

Net loss                                                $   (8,645)   $  (18,342)   $        (84,981)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock issued for services                                  -             -               1,000
      Rent and salary contributed by officer                 1,800         1,800              16,200
      Increase in accounts payable                           2,432        11,830              16,679
                                                        ----------    ----------    ----------------

            Net cash used in operating activities           (4,413)       (4,712)            (51,102)
                                                        ----------    ----------    ----------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                        -             -              52,500
                                                        ----------    ----------    ----------------

            Net cash provided by financing activities            -             -              52,500
                                                        ----------    ----------    ----------------

Net increase (decrease) in cash                             (4,413)       (4,712)              1,398

Cash, beginning of period                                    5,811        27,817                   -
                                                        ----------    ----------    ----------------

Cash, end of period                                     $    1,398    $   23,105    $          1,398
                                                        ==========    ==========    ================

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2001



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

     These statements should be read in conjunction with the financial statements of Snelling Travel, Inc. and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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


3.   Basis of presentation

     In the course of its development activities, the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. To address this situation, the Company's management plans on advancing funds on an as needed basis. In the longer term, it is hoped that revenues from the operations of the business or a merger candidate, if found will sustain operations. The Company's ability to continue as a going concern is dependant on these additional management advances, and, ultimately upon achieving profitable operations through the business or a merger candidate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's services in the retail market place, general economic conditions, political and economic conditions in the United States and abroad, competition in the airline industry and the overall state of the travel industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation

     At March 31, 2001, the Company remained in the development stage, having no revenue from operations. Marketing is conducted through a site maintained by the Company on the World Wide Web, as well as the personal contacts of the Company's president. The Company places banner advertisements on Web sites maintained by third parties in an effort to attract customers. Such advertising represents an effort by the Company to obtain additional exposure for its services. The Company's sole employee continues investigation of travel destinations and accommodations in an effort to broaden the Company's programs.

     Receipt of revenue by the Company is dependent on the success of these and other marketing efforts conducted by the Company. There is no assurance when, if ever, revenues will be received.

     During the three month period ended March 31, 2001, the Company realized a net loss of $8,645, or $.00 per share. This represents a decrease of approximately $10,000 from the loss for the three months ended March 31, 2000. During the first quarter of 2000, the Company incurred significant legal expenses in connection with an attempted merger which was not completed. Significant expenses for the first quarter of 2001 include legal and accounting fees associated with the Company's filing obligation as an SEC reporting company. Salaries and rent accrued during the three month period ended March 31, 2001 in the amount of $1,800 have been donated by the Company's president. Accordingly, those expenses represent non-cash expenses.

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

Liquidity and Capital Resources

     At March 31, 2001, the Company had a deficit in working capital of ($15,281), consisting of current assets of $1,398 and current liabilities of $16,679. Current assets consisted entirely of cash, while current liabilities consisted of accounts payable. The Company has no specific capital requirements at this time other than payment of accounts payable and general and administrative expenses. Management believes that the additional cash will be need to be raised to continue operations in 2001, and the Company will require additional cash in order to expand its marketing beyond the limited amount currently conducted. The Company will require additional cash to maintain its reporting obligations with the SEC. Any additional cash required for operations will be sought from private debt or equity financing.

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

                (a)   None

                (b)   There were no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    SNELLING TRAVEL, INC.



Date:  May 17, 2001                       By:       /s/ Rollins C. Snelling, Jr.
       ------------                                 ----------------------------
                                                    Rollins C. Snelling, Jr.,
                                                    President and Treasurer