Form 10QSB
period 2001-06-30
SNELLING TRAVEL INC
filed 2001-08-01
CIK 1077568

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-26461
                                                -------

                              SNELLING TRAVEL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Colorado                                  58-2368425
     -------------------------------                  -------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


     55 Pharr Road, No. A-207, Atlanta, Georgia               30305
     ------------------------------------------             ----------
      (Address of principal executive offices)              (Zip Code)


                                 (404) 841-0111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes XX   No
                                                --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class of Stock                          Amount Outstanding
     ---------------------                -----------------------------
       $.001 par value                    44,225,000 shares outstanding
         Common Stock                           at July 31, 2001

                              SNELLING TRAVEL, INC.
                          (a development stage company)


                                    CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                      Page Number
                                                                   -----------

         Balance Sheets as of June 30, 2001 (unaudited) and
         December 31, 2000                                              2

         Statements of Operations for the six-month periods
         ended June 30, 2001 and 2000 and for the period
         from December 15, 1997 (inception) through
         June 30, 2001 (unaudited)                                      3

         Statements of Operations for the three-month
         periods ended June 30, 2001 and 2000 (unaudited)               4

         Statements of Stockholders' Deficit for the period
         December 15, 1997 (inception) through June 30, 2001
         (unaudited)                                                    5

         Statements of Cash Flows for the six-month periods
         ended June 30, 2001 and 2000 and for the period from
         December 15, 1997 (inception) through June 30, 2001
         (unaudited)                                                    6

         Notes to Financial Statements (unaudited)                      7


Item 2.  Management's Discussion and Analysis or Plan of Operation      9


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              10

         Signatures                                                    11

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                 BALANCE SHEETS


                          ASSETS

                                                         June 30,   December 31,
                                                           2001        2000
                                                        ---------   ------------
                                                       (unaudited)
Current assets:
   Cash                                                  $  1,118      $  5,811
                                                         --------      --------
               Total current assets                      $  1,118      $  5,811
                                                         ========      ========


               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                      $ 18,843      $ 14,247
                                                         --------      --------
           Total current liabilities                       18,843        14,247
                                                         --------      --------

Stockholders' deficit:
   Common stock, $.001 par value
      100,000,000 shares authorized,
      44,225,000 shares issued and outstanding             44,225        44,225
   Additional paid-in capital                              27,275        23,675
   Deficit accumulated during the development stage       (89,225)      (76,336)
                                                         --------      --------
           Total stockholders' equity                     (17,725)       (8,436)
                                                         --------      --------
           Total liabilities and stockholders' deficit   $  1,118      $  5,811
                                                         ========      ========

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Six-month period           December 15, 1997
                                            ended  June 30,              (inception)
                                      ----------------------------        through
                                        2001              2000         June 30, 2001
                                      ------------    ------------    -----------------

Revenue                               $          -     $         -        $          -
                                      ------------    ------------        -------------
Operational expenses:
    Professional services                    8,449          21,270              58,447
    Stock transfer                             400             126               4,456
    Filing fees                                385           1,446               4,181
    Rent                                       600             600               3,000
    Salaries                                 3,000           3,000              15,000
    Website design                               -               -               1,933
    Travel                                       -               -                 249
    Office                                      55           1,341               1,959
                                      ------------    ------------        -------------
                                            12,889          27,783              89,225
                                      ------------    ------------        -------------
Net loss                              $    (12,889)   $    (27,783)       $    (89,225)
                                      ============    ============        =============

Basic loss per share                  $      (0.00)   $      (0.00)       $      (0.00)
                                      ============    ============        =============

Weighted average shares outstanding     44,225,000      44,225,000          39,944,074
                                      ============    ============        =============

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                          Three-month period
                                           ended June 30,
                                      ----------------------------
                                          2001            2000
                                      ------------    ------------
Revenue                                 $        -    $          -
                                      ------------    ------------
Operational expenses:
    Professional services                    2,156           6,053
    Stock transfer                             258              53
    Filing fees                                  -           1,221
    Rent                                       300             300
    Salaries                                 1,500           1,500
    Office                                      30             314
                                      ------------    ------------
                                             4,244           9,441

Net loss                              $     (4,244)   $     (9,441)
                                      ============    ============

Basic loss per share                  $      (0.00)   $      (0.00)
                                      ============    ============

Weighted average shares outstanding     44,225,000      44,225,000
                                      ============    ============

                        See notes to financial statements


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                                                              Deficit
                                                                                            accumulated
                                                           Common stock        Additional    during the
                                                     -----------------------    paid-in     development
                                                       Shares       Amount      capital        stage
                                                     ----------   ----------   ----------    ----------
Stock issued at inception
   (December 15, 1997)                               29,000,000   $   29,000   $  (28,000)   $        -

Net loss                                                      -            -            -        (1,000)
                                                     ----------   ----------   ----------    ----------
Balance at December 31, 1997                         29,000,000       29,000      (28,000)       (1,000)

Stock issued in connection with private
   placement                                         15,225,000       15,225       37,275             -

Net loss                                                      -            -            -           (92)
                                                     ----------   ----------   ----------    ----------
Balance at December 31, 1998                         44,225,000       44,225        9,275        (1,092)

Rent and salary contributed by officer                        -            -        7,200             -

Net loss                                                      -            -            -       (33,926)
                                                     ----------   ----------   ----------    ----------
Balance at December 31, 1999                         44,225,000       44,225       16,475       (35,018)

Rent and salary contributed by officer                        -            -        7,200             -

Net loss                                                      -            -            -       (41,318)
                                                     ----------   ----------   ----------    ----------
Balance at December 31, 2000                         44,225,000       44,225       23,675       (76,336)

Rent and salary contributed by officer (unaudited)            -            -        3,600             -

Net loss (unaudited)                                          -            -            -       (12,889)
                                                     ----------   ----------   ----------    ----------
Balance at June 30, 2001 (unaudited)                 44,225,000   $   44,225   $   27,275    $  (89,225)
                                                     ==========   ==========   ==========    ==========

                        See notes to financial statements


                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six-month period     December 15, 1997
                                                           ended June 30,         (inception)
                                                        --------------------        through
                                                          2001        2000        June 30, 2001
                                                        --------    --------   ----------------
Net loss                                                $(12,889)   $(27,783)       $  (89,225)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock issued for services                                -           -             1,000
      Rent and salary contributed by officer               3,600       3,600            18,000
      Increase in accounts payable                         4,596       8,426            18,843
                                                        --------    --------        ----------
            Net cash used in operating activities         (4,693)    (15,757)          (51,382)
                                                        --------    --------        ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                      -           -            52,500
                                                        --------    --------        ----------
            Net cash provided by financing activities          -           -            52,500
                                                        --------    --------        ----------
Net increase (decrease) in cash                           (4,693)    (15,757)            1,118

Cash, beginning of period                                  5,811      27,817                 -
                                                        --------    --------        ----------
Cash, end of period                                     $  1,118    $ 12,060        $    1,118
                                                        ========    ========        ==========

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  June 30, 2001



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

3.   Basis of presentation

     In the course of its development activities, the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. The Company's management plans on advancing funds on an as needed basis. In the longer term, it is hoped that revenues from the operations of the business or a merger candidate, if found will sustain operations. The company's ability to continue as a going concern is dependent on these additional management advances and ultimately, upon achieving profitable operations through the business or a merger candidate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include those described in the Company's Form 10-KSB and, among others, the following: acceptability of the Company's services in the retail market place, general economic conditions, political and economic conditions in the United States and abroad, competition in the airline industry and the overall state of the travel industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation

     At June 30, 2001, the Company remained in the development stage, having no revenue from operations. Marketing is conducted through a site maintained by the Company on the World Wide Web, as well as the personal contacts of the Company's president. The Company places banner advertisements on Web sites maintained by third parties in an effort to attract customers. Such advertising represents an effort by the Company to obtain additional exposure for its services. The Company's sole employee continues investigation of travel destinations and accommodations in an effort to broaden the Company's programs.

     Receipt of revenue by the Company is dependent on the success of these and other marketing efforts conducted by the Company. There is no assurance when, if ever, revenues will be received.

     During the six month period ended June 30, 2001, the Company realized a net loss of $12,889, or $.00 per share. This represents a decrease of approximately $14,900 from the loss for the six months ended June 30, 2000. During the first quarter of 2000, the Company incurred significant legal expenses in connection with an attempted merger which was not completed. Significant expenses for the six months ended June 30, 2001 include legal and accounting fees associated with the Company's filing obligation as an SEC reporting company. Salaries and rent accrued during the six month period ended June 30, 2001 in the amount of $3,600 have been donated by the Company's president. Accordingly, those expenses represent non-cash expenses.

     Expenses anticipated in the future include administrative expenses similar to those incurred to date, as well as direct costs associated with travel programs proposed to be implemented by the Company.

     Notwithstanding its efforts to conserve working capital, the Company has exhausted the cash that was raised in its initial offering. In addition, the Company has been unsuccessful in generating any revenue from its marketing efforts and little interest in its service. As a result, management has determined to expand its plan and investigate other business opportunities.
These opportunities may include mergers with, or acquisitions of, other businesses with operations within or outside the travel industry. The objective of management is to identify one or more opportunities which will provide value to its shareholders. This may include acquisition of a business that would benefit from the Company's status as a publicly-traded entity. However, there is no assurance that these efforts will be successful or that any business will be identified. In that event, the Company may be forced to cease operations and liquidate any remaining assets.

Liquidity and Capital Resources

     At June 30, 2001, the Company had a deficit in working capital of ($17,725), consisting of current assets of $1,118 and current liabilities of $18,843. Current assets consisted entirely of cash, while current liabilities consisted of accounts payable. The Company has no specific capital requirements at this time other than payment of accounts payable and general and administrative expenses. Management believes that the additional cash will be need to be raised to continue operations in 2001, and the Company will require additional cash in order to expand its marketing beyond the limited amount currently conducted. The Company will require additional cash to maintain its reporting obligations with the SEC. Any additional cash required for operations will be sought from private debt or equity financing.


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


                                             SNELLING TRAVEL, INC.



Date: July 31, 2001                      By: /s/ Rollins C. Snelling, Jr.
      -------------                          ----------------------------
                                             Rollins C. Snelling, Jr.,
                                             President and Treasurer