Form 10QSB
period 2001-09-30
SNELLING TRAVEL INC
filed 2001-11-13
CIK 1077568

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-26461
                                                -------

                              SNELLING TRAVEL, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                              58-2368425
          --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                55 Pharr Road, No. A-207, Atlanta, Georgia 30305
                ------------------------------------------ ------
               (Address of principal executive offices) (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

 Class of Stock                                        Amount Outstanding
----------------                                  -----------------------------
$.001 par value                                   44,225,000 shares outstanding
 Common Stock                                       at November 1, 2001

                              SNELLING TRAVEL, INC.
                          (a development stage company)


                                    CONTENTS

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                        Page Number
                                                                     -----------

         Balance Sheets as of September 30, 2001 (unaudited) and
         December 31, 2000                                               2

         Statements of Operations for the nine-month periods ended September 30, 2001 and 2000 and for the period from
         December 15, 1997 (inception) through September 30,
         2001 (unaudited)                                                3

         Statements of Operations for the three-month periods ended
         September 30, 2001 and 2000  (unaudited)                        4

         Statements of Stockholders' Deficit for the period
         December 15, 1997 (inception) through September
         30, 2001(unaudited)                                             5

         Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000 and for the period from December
         15, 1997 (inception) through September  30, 2001 (unaudited)    6

         Notes to Financial Statements (unaudited)                     7-8


Item 2.  Management's Discussion and Analysis or Plan of Operation    9-10


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K 10

         Signatures                                                     11

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                 BALANCE SHEETS


                                     ASSETS

                                                    September 30,   December 31,
                                                        2001           2000
                                                      --------       --------
                                                    (unaudited)
Current assets:
   Cash                                               $    353       $  5,811
                                                      --------       --------

               Total current assets                   $    353       $  5,811
                                                      ========       ========


           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                   $ 23,239       $ 14,247
                                                      --------       --------

               Total current liabilities                23,239         14,247
                                                      --------       --------

Stockholders' deficit:
   Common stock, $.001 par value
      100,000,000 shares authorized,
      44,225,000 shares issued and outstanding          44,225         44,225
   Additional paid-in capital                           29,075         23,675
   Deficit accumulated during the development stage    (96,186)       (76,336)
                                                      --------       --------

         Total stockholders' deficit                   (22,886)        (8,436)
                                                      --------       --------

         Total liabilities and stockholders' deficit  $    353       $  5,811
                                                       ========       ========

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                   December 15, 1997
                                           Nine-month period         (inception)
                                           ended September 30,         through
                                         2001             2000     September 30, 2001
                                      ------------    ------------    ------------

Revenue                               $       --      $       --      $       --
                                      ------------    ------------    ------------

Operational expenses:
    Professional services                   12,816          26,563          62,814
    Stock transfer                             752             446           4,808
    Filing fees                                712           1,446           4,508
    Rent                                       900             900           3,300
    Salaries                                 4,500           4,500          16,500
    Website design                            --              --             1,933
    Travel                                    --              --               249
    Office                                     170           1,371           2,074
                                      ------------    ------------    ------------

                                            19,850          35,226          96,186
                                      ------------    ------------    ------------

Net loss                              $    (19,850)   $    (35,226)   $    (96,186)
                                      ============    ============    ============

Basic loss per share                  $      (0.00)   $      (0.00)   $      (0.00)
                                      ============    ============    ============

Weighted average shares outstanding     44,225,000      44,225,000      40,228,850
                                      ============    ============    ============


                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three-month period
                                          ended  September 30,
                                          2001           2000
                                      ------------    ------------

Revenue                               $       --      $       --
                                      ------------    ------------
Operational expenses:
    Professional services                    4,367           5,293
    Stock transfer                             352             320
    Filing fees                                327            --
    Rent                                       300             300
    Salaries                                 1,500           1,500
    Office                                     115              30
                                      ------------    ------------

                                             6,961           7,443
                                      ------------    ------------

Net loss                              $     (6,961)   $     (7,443)
                                      ============    ============


Basic loss per share                  $      (0.00)   $      (0.00)
                                      ============    ============

Weighted average shares outstanding     44,225,000      44,225,000
                                      ============    ============

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)
                                                                                                  Deficit
                                                                                                accumulated
                                                             Common stock        Additional     during the
                                                      ------------------------     paid-in      development
                                                        Shares       Amount        capital         stage
                                                      ----------   -----------   -----------    -----------
Stock issued at inception
   (December 15, 1997)                                29,000,000   $    29,000   $   (28,000)   $      --

Net loss                                                    --            --            --           (1,000)
                                                      ----------   -----------   -----------    -----------

Balance at December 31, 1997                          29,000,000        29,000       (28,000)        (1,000)

Stock issued in connection with private
   placement                                          15,225,000        15,225        37,275           --

Net loss                                                    --            --            --              (92)
                                                      ----------   -----------   -----------    -----------

Balance at December 31, 1998                          44,225,000        44,225         9,275         (1,092)

Rent and salary contributed by officer                      --            --           7,200           --

Net loss                                                    --            --            --          (33,926)
                                                      ----------   -----------   -----------    -----------

Balance at December 31, 1999                          44,225,000        44,225        16,475        (35,018)

Rent and salary contributed by officer                      --            --           7,200           --

Net loss                                                    --            --            --          (41,318)
                                                      ----------   -----------   -----------    -----------

Balance at December 31, 2000                          44,225,000        44,225        23,675        (76,336)

Rent and salary contributed by officer (unaudited)
                                                            --            --           5,400           --

Net loss (unaudited)                                        --            --            --          (19,850)
                                                      ----------   -----------   -----------    -----------

Balance at September 30, 2001 (unaudited)             44,225,000   $    44,225   $    29,075    $   (96,186)
                                                      ==========   ===========   ===========    ===========

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 December 15, 1997
                                                          Nine-month period          (inception)
                                                         ended September 30,          through
                                                          2001          2000     September 30, 2001
                                                        ----------------------        --------

Net loss                                                $(19,850)     $(35,226)       $(96,186)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock issued for services                             --            --             1,000
      Rent and salary contributed by officer               5,400         5,400          19,800
      Increase in accounts payable                         8,992         9,186          23,239
                                                        --------      --------        --------

            Net cash used in operating activities         (5,458)      (20,640)        (52,147)
                                                        --------      --------        --------

Cash flows from financing activities:
   Proceeds from issuance of common stock                   --            --            52,500
                                                        --------      --------        --------

            Net cash provided by financing activities       --            --            52,500
                                                        --------      --------        --------

Net increase (decrease) in cash                           (5,458)      (20,640)            353

Cash, beginning of period                                  5,811        27,817            --
                                                        --------      --------        --------

Cash, end of period                                     $    353      $  7,177        $    353
                                                        ========      ========        ========

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2001



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include those described in the Company's Form 10-KSB and, among others, the following: acceptability of the Company's services in the retail market place, general economic conditions, political and economic conditions in the United States and abroad, recent terrorist activities, competition in the airline industry and the overall state of the travel industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation

     At September 30, 2001, the Company remained in the development stage, having no revenue from operations. Limited marketing is conducted through a site maintained by the Company on the World Wide Web, as well as the personal contacts of the Company's president. The Company places banner advertisements on Web sites maintained by third parties in an effort to attract customers. Such advertising represents an effort by the Company to obtain additional exposure for its services. The Company's sole employee continues investigation of travel destinations and accommodations in an effort to broaden the Company's programs.

     Receipt of revenue by the Company is dependent on the success of these efforts conducted by the Company. There is no assurance when, if ever, revenues will be received.

     During the nine month period ended September 30, 2001, the Company realized a net loss of $19,850, or $.00 per share. This represents a decrease of approximately $15,400 from the loss for the nine months ended September 30, 2000. During the first quarter of 2000, the Company incurred significant legal expenses in connection with an attempted merger which was not completed. Significant expenses for the nine months ended September 30, 2001 include legal and accounting fees associated with the Company's filing obligation as an SEC reporting company. Salaries and rent accrued during the nine month period ended September 30, 2001 in the amount of $5,400 have been donated by the Company's president. Accordingly, those expenses represent non-cash expenses.

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

Liquidity and Capital Resources

     At September 30, 2001, the Company had a deficit in working capital of ($22,886), consisting of current assets of $353 and current liabilities of $23,239. Current assets consisted entirely of cash, while current liabilities consisted of accounts payable. The Company has no specific capital requirements at this time other than payment of accounts payable and general and administrative expenses. Management believes that additional cash will need to be raised to continue operations in 2001, and the Company will require additional cash in order to expand its marketing beyond the limited amount currently conducted. The Company will require additional cash to maintain its reporting obligations with the SEC. Any additional cash required for operations will be sought from private debt or equity financing.


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




                                          SNELLING TRAVEL, INC.



Date:  November 9, 2001                   By: /s/ Rollins C. Snelling, Jr.
      -------------------                     ----------------------------------
                                              Rollins C. Snelling, Jr.,
                                              President and Treasurer