Form 10KSB
period 2001-12-31
SNELLING TRAVEL INC
filed 2002-04-15
CIK 1077568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended December 31, 2001

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


                         Commission File Number 0-26461


                              SNELLING TRAVEL, INC.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


           Colorado                                            58-2368425
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


4636 Village Drive, Fernandina, FL                                      32034
----------------------------------                                    ----------
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number, including area code:  (904) 261-7711
                                                 --------------


Securities registered under Section 12(b) of the Exchange Act:  None


Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Issuer's revenues for its most recent fiscal year: $0.00

The aggregate market value of the 15,225,000 shares of voting stock held by non-affiliates of the Company as of April 10, 2002 was $1,370,250 based upon the last reported sale price of the common stock of $.09 on that date.

The number of shares outstanding of the issuer's common equity as of April 10, 2002 was 44,225,000.

                                TABLE OF CONTENTS

                                                                            PAGE

Facing Page                                                                    i
Index                                                                        iii

PART I                                                                         1
Item 1.      Description of Business                                           1
Item 2.      Description of Property                                           4
Item 3.      Legal Proceedings                                                 4
Item 4.      Submission of Matters to a Vote of Security Holders               4

PART II                                                                        4
Item 5.      Market for the Registrant's Common Equity and Related
                 Stockholder Matters                                           4
Item 6.      Management's Discussion and Analysis or Plan of Operation         5
Item 7.      Financial Statements                                              7
Item 8.      Changes in and Disagreements With Accountants on Accounting
                 and Financial Disclosure                                      7

PART III                                                                       7
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act             7
Item 10.     Executive Compensation                                            9
Item 11.     Security Ownership of Certain Beneficial Owners and Management    9
Item 12.     Certain Relationships and Related Transactions                   10

PART IV                                                                       10
Item 13.     Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                    11

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

ITEM 1: Description of Business

        History and Organization.
        ------------------------

Snelling Travel, Inc. (the "Company") is a Colorado corporation organized on December 15, 1997. The Company was organized to develop and operate an adventure travel business through the efforts of one of its founders, Rollins C. Snelling, Jr. The Company is in the development stage and has no revenue to date.
Activities since inception have been limited to organizational efforts, obtaining financing, developing the Company's business plan and designing its Web site. The Company's executive offices are located at the home of its founder at 4636 Village Drive, Fernandina, FL 32034. Its telephone number is (904) 261-7711.

The Company completed its initial capitalization in December 1998. The Company raised $52,500 in a private placement exempt from the registration requirements of applicable Federal and state securities laws. Proceeds from that offering have been used for organizational and administrative expenses, as well as efforts to implement the Company's business plan. The Company currently has approximately 9 shareholders of record.

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

The Company currently operates a site on the Web at www.geocities.com/snellingtravel. Visitors to the Web site are given a brief description of the Company and teasers describing prospective travel excursions for skiing and diving activities. Prospective clients are encouraged to contact the Company's office for additional details on available services. Management perceives such marketing on the Web to be an economical source of promotion for the Company's service, although there is no assurance such efforts will result in revenue or profit to the Company.

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

        Competition.
        -----------

Competition in the travel industry is intense. Potential competitors of the Company include traditional travel agencies, airlines, travel clubs, hotels and resorts. In 1992, the United States Bureau of the Census estimated that there were over 70,000 entities which operated in the travel industry for the entire year, of which approximately 28,000 were travel agencies. In excess of 4,000 entities claimed to be tour operators. While these numbers may have decreased recently as a result of the events of September 11th and other adverse events in the travel industry, management still believes that the Company is at a competitive disadvantage with regard to most of these entities with regard to personnel and financial resources. This disadvantage may increase in the future as a result of consolidations occurring within the industry, resulting in larger and larger entities with greater economies of scale and personnel and financial resources. The Company was only recently organized, has limited capitalization and no revenues to date.

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

        Employees.
        ---------

The Company currently has one employee, its President and Chief Executive Officer. Mr. Snelling currently devotes a maximum of 10 hours per week to the affairs of the Company. One other individual serves in an executive capacity as vice president and secretary, although he devotes only a minor portion of his time to the Company and is not an employee. The Company may retain additional employees, either full-time or part-time, in the future as the needs of its business dictate and working capital permits.

The Company also retains the services of independent consultants for specific projects related to its business. The Company currently contracts with a Web designer to assist in perfecting its Web site. The Company also retains the services of legal and accounting firms to assist in the preparation and filing of its quarterly and annual filing requirements. Additional consultants may be retained in the future.

        Facilities.
        ----------

The Company's executive offices are currently located at the home of its founder in Fernandina, Florida. Such space consists of approximately 300 square feet and is utilized primarily for administration and receiving calls related to the Company's business. The Company occupies this space on a rent-free basis, but expenses of $100 per month have been expensed on its financial statements based upon the estimated fair market value of the facilities provided by the shareholder.

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

There were no matters submitted to a vote of the security holders in the fourth quarter of 2001.


                                     PART II

ITEM 5: Market  for the  Registrant's  Common  Equity and  Related  Stockholder
        Matters

The following table shows the range of high and low bids for our common stock during the past two fiscal years as reported by the OTC Bulletin Board. The common stock has traded over-the-counter since approximately October 25, 1999 and is currently quoted in the OTC Bulletin Board. The quotations represent prices between dealers, do not include retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

         Fiscal Quarter Ended                 High                Low
         --------------------                 ----                ---

                  2000
                  ----

         March 31                             4.25                0.08
         June 30                              0.14                0.04
         September 30                         0.05                0.03
         December 31                          0.03                0.01

         Fiscal Quarter Ended                 High                Low
         --------------------                 ----                ---

                  2001
                  ----

         March 31                             0.24                0.01
         June 30                              0.02                0.01
         September 30                         0.03                0.01
         December 31                          0.02                0.01


There are 9 holders of the Company's common stock, not including those persons who hold their securities in "street name." The Company has not paid any cash dividends on its Common Stock since its inception. The Company does not foresee that the Company will have the ability to pay a dividend on its common stock in the future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account such factors as our financial condition, results of operation, current and anticipated cash needs and plans for expansion.

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

        Liquidity and Capital Resources
        -------------------------------

December 31, 2001
-----------------

At December 31, 2001, the Company had a working capital deficit of $25,581, consisting of $461 of current assets and $26,042 of current liabilities. The Company's financial condition did not change significantly from December 31, 2000 to December 31, 2001.

During the year ended December 31, 2001, the Company used approximately $5,350 of cash. That represents an improvement from the year ended December 31, 2000, when the Company used $22,006 of cash. During 2001, the Company spent a minor portion of its cash on operations. Most of the cash was spent on professional fees in connection with the preparation and filing of the Company's SEC reports.

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

        Results of Operations
        ---------------------

Year ended December 31, 2001
----------------------------

During the year ended December 31, 2001, the Company realized a net loss of $24,345 on no revenue. The Company remained in the development stage, as it had not yet received revenue from operations.

During 2001, significant expenses included professional services in connection with filings with the SEC. The Company also accrued $6,000 of expense for officer compensation. Both the officer compensation and rent are non-cash expenses, as the Company's president provides service and office space without charge. It is anticipated that the Company will continue to incur losses until such time, if ever, the Company can successfully implement its business plan and achieve profitability.


Year ended December 31, 2000
----------------------------

During the year ended December 31, 2000, the Company realized a net loss of $41,318 on no revenue. The Company remained in the development stage, as it had not yet received revenue from operations.

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

         NONE

                                    PART III

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The  following  individuals  presently  serve as officers  and  directors of the
Company:

Name                         Age                     Position
------------------------     ---        ----------------------------------------
Rollins C. Snelling, Jr.     55         President, Treasurer, Chief Executive
                                        Officer, Chief Financial Officer and
                                        Director

Gregory J. Simonds           51         Vice President, Secretary and Director

Messrs. Snelling and Simonds should be considered "founders" and "parents" of the Company (as such terms are defined by rule under the Securities Exchange Act of 1934, as amended), inasmuch as each has taken initiative in founding and organizing the business of the Company.

Messrs. Snelling and Simonds serve as directors of the Company until the next annual meeting of shareholders and until their successors are elected and qualify. Each individual serves as an officer at the will of the Board of Directors. Mr. Snelling has served in his current capacity since the Company's inception in December 1997, and Mr. Simonds was appointed to the Board in 2001.

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

     GREGORY J. SIMONDS.
     -------------------
     From November 2000 to the present, Mr. Simonds has been a manager of Catfish Drilling, LLC, a Colorado limited liability company engaged in the drilling of oil and natural gas wells in the Rocky Mountain region of the United States. In that capacity, he is responsible for overseeing all phases of operations, including contracting and administration. He has also been a self-employed investor since 1991, active in trading securities for his own account. Mr. Simonds received a Bachelor of Science in finance from the New England College in 1973.

No family relationships exist between either of the officers and directors of the Company.

ITEM 10: Executive Compensation

Neither of the Company's executive officers received any compensation or other remuneration in his capacity as such during the year ended December 31, 2001, and it is not expected that such individuals will be paid compensation in the foreseeable future. Mr. Snelling, the Company's sole employee, presently serves without compensation. During 2001, the Company expensed $500 per month on its financial statements based upon the estimated fair market value of the services provided by the President. However, he may be compensated in the future, depending upon such things as the Company's revenues, profitability and services rendered to the Company.

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

Name and Address               Number of Shares     Percent of Voting Securities
----------------               ----------------     ----------------------------

Rollins C. Snelling, Jr.(1)      14,500,000                    32.8%
4636 Village Drive
Fernandina, FL 32034

Brian T. Mallon                  14,500,000                    32.8%
425 Lindberg Dr. #A-3
Atlanta, GA 30305

Gregory J. Simonds(1)                  -0-                      -0-
5650 Greenwood Plaza Blvd.
Suite 216
Englewood, CO 80111

All Officers and Directors
as a Group (2 persons)           14,500,000                    32.8%

---------------
(1) Officer or director

        Changes In Control.
        -------------------

The Company knows of no arrangements, including the pledge by any person of securities of the Company, which may result in a change of control of the Company in the future.

ITEM 12: Certain Relationships and Related Transactions

During 2001 and 2000, Mr. Snelling donated office space and services to the Company to aid in efforts to conserve working capital. The Company expensed $100 per month for the rent and $500 per month for the service, based upon the estimated fair market value of the arrangements. During the two years ended December 31, 2001, the Company expensed a total of $14,400 pursuant to this arrangement.


                                     PART IV

ITEM 13: Exhibits and Reports on Form 8-K

         (a)  Exhibits

3.1(1) Amended and Restated Articles of Incorporation, as filed with the Colorado Secretary of State on June 17, 1999.

3.2(1)   Bylaws

4(1)     Instruments defining rights of security holders.

16(2) Letter, dated April 25, 2000, from former certifying accountant, Kish Leake & Associates, P.C.

         (b) Reports on Form 8-K

     The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.


----------------------

(1) Filed as an Exhibit to Registration Statement on Form SB-2, SEC File No. 0-26461 and incorporated herein by reference.

(2)  Filed as an Exhibit to Form 8-K/A dated March 22, 2000.

----------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2002.

                                           SNELLING TRAVEL, INC.
                                           (Registrant).


                                        By: /s/ Rollins C. Snelling, Jr.
                                            -----------------------------------
                                            Rollins C. Snelling, Jr., President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2002.


/s/ Rollins C. Snelling, Jr.                                April 12, 2002
------------------------------------------              ------------------------
Rollins C. Snelling, Jr., President                             Date
(Chief Executive Officer, Principal
Financial Officer), Treasurer and Director


Gregory J. Simonds                                          April 9, 2002
------------------------------------------              ------------------------
Gregory J. Simonds, Vice President,                             Date
Secretary and Director

                              SNELLING TRAVEL, INC.
                          (a development stage company)


                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                     ----

Independent Auditors' Report                                         F-2

Balance sheet as of December 31, 2001                                F-3

Statements of operations for the years ended
   December 31, 2001 and 2000 and for the period
   December 15, 1997 (inception) through December 31, 2001           F-4

Statement of stockholders' equity for the years ended
   December 31, 2001 and 2000 and for the period
   December 15, 1997 (inception) through December 31, 2001           F-5

Statements of cash flows for the years ended
   December 31, 2001 and 2000 and for the period
   December 15, 1997 (inception) through December 31, 2001           F-6

Notes to financial statements                                   F-7 - F-9

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Snelling Travel, Inc.
Atlanta, Georgia


We have audited the accompanying balance sheet of Snelling Travel, Inc., (a development stage company), as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Snelling Travel, Inc. for the year ended December 31, 1998 and the period December 15, 1997 (inception) through December 31, 1997, were audited by other auditors whose report dated March 29, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Snelling Travel, Inc. (a development stage company) at December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles.

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


                                                  /s/ HORTON & COMPANY, L.L.C.
                                                  ----------------------------
                                                  HORTON & COMPANY, L.L.C.

Springfield, New Jersey
March 27, 2002

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                December 31, 2001


                                     ASSETS

Current assets:
   Cash                                                               $     461
                                                                      ---------

               Total current assets                                   $     461
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $  21,692
   Stockholder loans                                                      4,350
                                                                      ---------

         Total current liabilities                                       26,042
                                                                      ---------

Stockholders' equity:
   Common stock, $.001 par value
      100,000,000 shares authorized,
      44,225,000 shares issued and outstanding                           44,225
   Additional paid-in capital                                            30,875
   Deficit accumulated during the development stage                    (100,681)
                                                                      ---------

               Total stockholders' equity                               (25,581)
                                                                      ---------

               Total liabilities and stockholders' equity             $     461
                                                                      =========


                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS


                                                                       December 15, 1997
                                        Year ended December 31,          (inception)
                                      ----------------------------         through
                                         2001            2000          December 31, 2001
                                      ------------    ------------       ------------
Revenue                               $       --      $       --         $       --
                                      ------------    ------------       ------------

Operational expenses:
    Professional services                   13,983          29,089             63,981
    Stock transfer                           1,100           1,213              5,156
    Filing fees                              1,850           2,026              5,646
    Officer compensation                     6,000           6,000             18,000
    Rent                                     1,200           1,200              3,600
    Website design                            --              --                1,933
    Travel                                    --              --                  249
    Office                                   1,790           2,116
                                      ------------    ------------       ------------
                                                                                  212

                                            24,345          41,318            100,681
                                      ------------    ------------       ------------

Net loss                              $    (24,345)   $    (41,318)      $   (100,681)
                                      ============    ============       ============


Basic loss per share                  $     (0.001)   $     (0.001)      $     (0.002)
                                      ============    ============       ============

Weighted average shares outstanding     44,225,000      44,225,000         40,478,102
                                      ============    ============       ============

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                   Years ended December 31, 2001 and 2000 and for the period December 15, 1997 (inception) through December 31, 2001

                                                                                   Deficit
                                                                                 accumulated
                                              Common stock          Additional    during the
                                          -----------------------    paid-in      development
                                            Shares       Amount      capital        stage
                                          ----------   ----------   ----------    ----------
Stock issued at inception
   (December 15, 1997)                    29,000,000   $   29,000   $  (28,000)   $     --

Net loss                                        --           --           --          (1,000)
                                          ----------   ----------   ----------    ----------

Balance at December 31, 1997              29,000,000       29,000      (28,000)       (1,000)

Stock issued in connection with private
   placement                              15,225,000       15,225       37,275          --

Net loss                                        --           --           --             (92)
                                          ----------   ----------   ----------    ----------

Balance at December 31, 1998              44,225,000       44,225        9,275        (1,092)

Rent and salary contributed by officer          --           --          7,200          --

Net loss                                        --           --           --         (33,926)
                                          ----------   ----------   ----------    ----------

Balance at December 31, 1999              44,225,000       44,225       16,475       (35,018)

Rent and salary contributed by officer          --           --          7,200          --

Net loss                                        --           --           --         (41,318)
                                          ----------   ----------   ----------    ----------

Balance at December 31, 2000              44,225,000       44,225       23,675       (76,336)

Rent and salary contributed by officer          --           --          7,200          --

Net loss                                        --           --           --         (24,345)
                                          ----------   ----------   ----------    ----------

Balance at December 31, 2001              44,225,000   $   44,225   $   30,875    $ (100,681)
                                          ==========   ==========   ==========    ==========

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                  December 15, 1997
                                                       Year ended December 31,       (inception)
                                                        ----------------------         through
                                                          2001         2000       December 31, 2001
                                                        ---------    ---------        ---------

Net loss                                                $ (24,345)   $ (41,318)       $(100,681)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock issued for services                              --           --              1,000
      Rent and salary contributed by officer                7,200        7,200           21,600
      Increase in accounts payable                          7,445       12,112           21,692
                                                        ---------    ---------        ---------

            Net cash used in operating activities          (9,700)     (22,006)         (56,389)
                                                        ---------    ---------        ---------

Cash flows from financing activities:
   Advances received from (repaid to) shareholders           --
                                                                         4,350            4,350
   Proceeds from issuance of common stock                    --           --             52,500
                                                        ---------    ---------        ---------

            Net cash provided by financing activities        --           --             56,850
                                                        ---------    ---------        ---------

Net increase (decrease) in cash                            (5,350)     (22,006)             461

Cash, beginning of period                                   5,811       27,817             --
                                                        ---------    ---------        ---------

Cash, end of period                                     $     461    $   5,811        $     461
                                                        =========    =========        =========


                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                     Years ended December 31, 2001 and 2000



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


2.   Stockholders' deficit

          Stock split

     During December 1999, the Board of Directors authorized a twenty-nine-for-one split of the Company's common stock. The Company's capital structure, including all references to common stock, additional paid-in capital, common shares outstanding, average number of common shares outstanding, stock options and per share amounts, have been restated for all periods presented to reflect the stock split on a retroactive basis.

          Common stock

     The Company initially authorized 10,000,000 shares of $.001 par value common stock. During June 1999, the authorized common stock was increased to 100,000,000 shares.

     In December 1997, the Company issued 29,000,000 shares of common stock valued at $.001 per share for services rendered to the Company. Such services were valued at $1,000.

     In December 1998, the Company conducted a private placement to sell shares of its common stock on a best efforts basis. The shares of common stock contained in the offering were issued pursuant to an exemption from registration under Section 3(b) and Regulation D, Rule 504, of the Securities Act of 1933, as amended. The company sold 15,225,000 shares for $52,500 in this filing.

          Preferred stock

     The Company has authorized 10,000,000 shares of $.01 par value preferred stock. The voting powers, rights and preferences of the preferred stock are to be determined by the Board of Directors at the time of issuance. No preferred shares have been issued to date.

3.   Related party events

     Officers of the Company have loaned money to the Company at various times during the year. Such loans are unsecured, non-interest bearing advances payable on demand.

     The Company's executive offices are located in Fernandina, Florida, where space is provided by an officer of the Company. During 2001 and 2000, the Company recorded rent expense of $100 per month for the use of this space. The amount expensed was contributed by the officer back to the Company.

     During 2001 and 2000, compensation expense for services provided by an officer of the Company was recorded in the amount of $500 per month. The amount expensed was contributed by the officer back to the Company.

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

     As of December 31, 2001 and 2000, the Company has deferred tax assets of $20,000 and $15,200, which arise from net operating loss carryforwards of approximately $100,000 and $76,000, respectively. The Company's net operating loss carryforwards expire in the years 2013 and 2014. Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the net operating loss carryforward, such deferred tax asset has been fully reserved through a valuation allowance. The net increase in the valuation allowance for the years ended December 31, 2001 and 2000 was $4,800 and $8,200, respectively.

5.   Basis of presentation

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