Form 10QSB
period 2002-03-31
SNELLING TRAVEL INC
filed 2002-05-20
CIK 1077568

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   March 31, 2002
                                              --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-26461
                                                -------


                              SNELLING TRAVEL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                        58-2368425
  -------------------------------                      --------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)


   4636 Village Drive, Fernandina, Florida                     32034
   ----------------------------------------                  ----------
  (Address of principal executive offices)                   (Zip Code)


                                 (904) 261-7711
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
                     ---------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes XX       No
                                                ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Class of Stock                                 Amount Outstanding
    ----------------                          ------------------------------
    $.001 par value                           44,225,000 shares outstanding
     Common Stock                             at May 19, 2002

                              SNELLING TRAVEL, INC.
                          (a development stage company)


                                    CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements                                         Page Number

        Balance Sheets as of March 31, 2002 (unaudited) and              2
        December 31, 2001

        Statements of Operations for the three-month periods
        ended March 31, 2002 and 2001 and for the period
        from December 15, 1997 (inception) through
        March 31, 2002 (unaudited)                                       3

        Statement  of Stockholders' Deficit for the period
        December 15, 1997 (inception) through March 31, 2002             4

        Statements of Cash Flows for the three-month periods
        ended March 31, 2002 and 2001 and for the period
        from December 15, 1997 (inception) through
        March 31, 2002 (unaudited)                                       5

        Notes to Financial Statements (unaudited)                       6-7


Item 2. Management's Discussion and Analysis or Plan of Operations      8-9


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 9

        Signatures                                                      10

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                       March 31,   December 31,
                                                         2002          2001
                                                       ---------    ---------
                                                      (unaudited)
Current assets:
   Cash                                                $     181    $     461
                                                       ---------    ---------

         Total current assets                          $     181    $     461
                                                       =========    =========


                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------


Current liabilities:
   Accounts payable                                    $  24,821    $  21,692
   Stockholder loans                                       4,550        4,350
                                                       ---------    ---------

         Total current liabilities                        29,371       26,042
                                                       ---------    ---------

Stockholders' deficit:
   Common stock, $.001 par value
      100,000,000 shares authorized,
      44,225,000 shares issued and outstanding            44,225       44,225
   Additional paid-in capital                             32,675       30,875
   Deficit accumulated during the development stage     (106,090)    (100,681)
                                                       ---------    ---------

         Total stockholders' deficit                     (29,190)     (25,581)
                                                       ---------    ---------

         Total liabilities and stockholders' deficit   $     181    $     461
                                                       =========    =========

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three-month period       December 15, 1997
                                             ended March 31,           (inception)
                                      ----------------------------      through
                                         2002             2001       March 31, 2002
                                      ------------    ------------    ------------

Revenue                               $       --      $       --      $       --
                                      ------------    ------------    ------------

Operational expenses:
    Professional services                    2,638           6,293          66,619
    Stock transfer                             683             142           5,839
    Filing fees                                258             385           5,904
    Officer compensation                     1,500           1,500          19,500
    Rent                                       300             300           3,900
    Website design                            --              --             1,933
    Travel                                    --              --               249
    Office                                      30              25           2,146
                                      ------------    ------------    ------------

                                             5,409           8,645         106,090
                                      ------------    ------------    ------------

Net loss                              $     (5,409)   $     (8,645)   $   (106,090)
                                      ============    ============    ============


Basic loss per share                  $     (0.000)   $     (0.000)   $     (0.003)
                                      ============    ============    ============

Weighted average shares outstanding     44,225,000      44,225,000      40,693,578
                                      ============    ============    ============

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                                                    Deficit
                                                                                   accumulated
                                                Common stock         Additional    during the
                                           ------------------------   paid-in      development
                                            Shares        Amount       capital        stage
                                           ----------   ----------   ----------    ----------
Stock issued at inception
   (December 15, 1997)                     29,000,000   $   29,000   $  (28,000)   $     --

Net loss                                         --           --           --          (1,000)
                                           ----------   ----------   ----------    ----------

Balance at December 31, 1997               29,000,000       29,000      (28,000)       (1,000)

Stock issued in connection with private
   placement                               15,225,000       15,225       37,275          --

Net loss                                         --           --           --             (92)
                                           ----------   ----------   ----------    ----------

Balance at December 31, 1998               44,225,000       44,225        9,275        (1,092)

Rent and salary contributed by officer           --           --          7,200          --

Net loss                                         --           --           --         (33,926)
                                           ----------   ----------   ----------    ----------

Balance at December 31, 1999               44,225,000       44,225       16,475       (35,018)

Rent and salaries contributed by officer         --           --          7,200          --

Net loss                                         --           --           --         (41,318)
                                           ----------   ----------   ----------    ----------

Balance at December 31, 2000               44,225,000       44,225       23,675       (76,336)

Rent and salary contributed by officer           --           --          7,200          --

Net loss                                         --           --           --         (24,345)
                                           ----------   ----------   ----------    ----------

Balance at December 31, 2001               44,225,000       44,225       30,875       100,681

Rent and salary contributed by officer           --           --          1,800          --

Net loss (unaudited)                             --           --           --          (5,409)
                                           ----------   ----------   ----------    ----------

Balance at March 31, 2002 (unaudited)      44,225,000   $   44,225   $   32,675    $  106,090
                                           ==========   ==========   ==========    ==========

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                December 15,
                                                         Three-month period        1997
                                                          ended March 31,       (inception)
                                                        ----------------------    through
                                                          2002         2001     March 31, 2002
                                                        ---------    ---------    ---------

Net loss                                                $  (5,409)   $  (8,645)   $(106,090)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Stock issued for services                              --           --          1,000
      Rent and salary contributed by officer                1,800        1,800       23,400
      Increase in accounts payable                          3,129        2,432       24,821
                                                        ---------    ---------    ---------

            Net cash used in operating activities            (480)      (4,413)     (56,869)
                                                        ---------    ---------    ---------

Cash flows from financing activities:
   Advances received from (repaid to) shareholders
                                                              200         --          4,550
   Proceeds from issuance of common stock                    --           --         52,500
                                                        ---------    ---------    ---------

            Net cash provided by financing activities        --           --         57,050
                                                        ---------    ---------    ---------

Net increase (decrease) in cash                              (280)      (4,413)         181

Cash, beginning of period                                     461        5,811         --
                                                        ---------    ---------    ---------

Cash, end of period                                     $     181    $   1,398    $     181
                                                        =========    =========    =========

                        See notes to financial statements

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002



NOTE 1- UNAUDITED INTERIM FINANCIAL STATEMENTS
----------------------------------------------

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

These statements should be read in conjunction with the financial statements of Snelling Travel, Inc. and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Use of estimates
----------------

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

History and business activity
-----------------------------

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

Development stage
-----------------

The Company is currently in the development stage and has no significant operations to date.

                              SNELLING TRAVEL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2002



NOTE 1- UNAUDITED INTERIM FINANCIAL STATEMENTS (CONTINUED)
----------------------------------------------------------

Basic loss per common share
---------------------------

Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share amounts are not presented because they are anti-dilutive.

Reclassifications
-----------------

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.


NOTE 2- STOCKHOLDERS' DEFICIT
-----------------------------

Stock split
-----------

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


NOTE 3- BASIS OF PRESENTATION
-----------------------------

In the course of its development activities, the Company has sustained continuing losses and expects such losses to continue for the foreseeable future. To address this situation, the Company's management plans on advancing funds on an as needed basis. In the longer term, it is hoped that revenues from the operations of the business or a merger candidate, if found, will sustain operations. The Company's ability to continue as a going concern is dependant on these additional management advances, and, ultimately upon achieving profitable operations through the business or a merger candidate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     The following discussion and analysis highlights the financial position of Snelling Travel, Inc. ("us" or the "Company") at March 31, 2002 and compared to year end December 31, 2001 and plan of operations for the three month periods ended March 31, 2002 and 2001, and the period from inception to March 31, 2002. This discussion and analysis should be read in conjunction with the financial statements and discussion and analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001. Financial information contained in this report is condensed and unaudited.

     Certain statements contained herein and subsequent oral statements may contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are identified by words such as "intends," "anticipates," "hopes," and "expects," among others, and include, without limitation, statements regarding the Company's plan of business operations, anticipated revenues, related expenditures and the results of any business transactions. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's services in the retail market place, general economic conditions, political and economic conditions in the United States and abroad, competition in the airline industry, the overall state of the travel industry and decisions of third parties. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation

     At March 31, 2002, the Company remained in the development stage, having no revenue from operations. Receipt of revenue by the Company is dependent on the success of its marketing efforts or the acquisition of assets or a business that can produce revenue in the future. There is no assurance when, if ever, revenues will be received.

     Notwithstanding its efforts to conserve working capital recently, the Company has exhausted the cash that was raised in its initial offering. In addition, the Company has been unsuccessful in generating any revenue from its marketing efforts and little interest in its service. As a result, management has determined to expand its plan and investigate other business opportunities. These opportunities may include mergers with, or acquisitions of, other businesses with operations within or without the travel industry. The objective of management is to identify one or more opportunities which will provide value to its shareholders. This may include acquisition of a business that would benefit from the Company's status as a publicly traded entity. However, there is no assurance that these efforts will be successful or that any business will be identified. In that event, the Company may be forced to cease operations and liquidate any remaining assets.

     During the three month period ended March 31, 2002, the Company realized a net loss of $5,409, or $.00 per share. This represents a decrease in the net loss of approximately $3,200 from the three months ended March 31, 2001. Our management has concentrated on reducing expenses in an effort to conserve available cash until operations improve. Significant expenses for the first quarter of 2002 and 2001 include legal and accounting fees associated with the Company's filing obligation as an SEC reporting company. Salaries and rent accrued during the three-month periods ended March 31, 2002 and 2001 in the amount of $1,800 have been donated by the Company's president. Accordingly, those expenses represent non-cash expenses.

     Expenses anticipated in the future include administrative expenses similar to those incurred to date.

Liquidity and Capital Resources

     At March  31,  2002,  the  Company  had a deficit  in  working  capital  of
($29,190), consisting of current assets of $181 and current liabilities of $29,371. Current assets consisted entirely of cash, while current liabilities consisted of accounts payable. The Company has no specific capital requirements at this time other than payment of accounts payable and general and administrative expenses. However, management believes that the additional cash will be need to be raised to continue operations in 2002, and the Company will require additional cash in order to expand its marketing beyond the limited amount currently conducted. The Company will require additional cash to maintain its reporting obligations with the SEC. Any additional cash required for operations will be sought from private debt or equity financing.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

          (a)  None

          (b) There were no reports on Form 8-K filed by us during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SNELLING TRAVEL, INC.



Date:  May 20, 2002                     By: /s/ Rollins C. Snelling, Jr.
       ------------                         ----------------------------
                                            Rollins C. Snelling, Jr.,
                                            President and Treasurer