Form 10QSB
period 2002-06-30
SNELLING TRAVEL INC
filed 2002-08-14
CIK 1077568

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   June 30, 2002
                                              --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-26461
                                                -------


                              SNELLING TRAVEL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                         58-2368425
  -------------------------------                      --------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)


   4636 Village Drive, Fernandina, Florida                     32034
   ----------------------------------------                  ----------
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


                                       N/A
                     ---------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes XX        No
                                                ---         ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Class of Stock                                 Amount Outstanding
    ----------------                          ------------------------------
    $.001 par value                           44,225,000 shares outstanding
     Common Stock                             at May 19, 2002

                              SNELLING TRAVEL, INC.
                          (a development stage company)


                                    CONTENTS

                                                                    Page Number
                                                                    -----------
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets as of June 30, 2002 (unaudited) and              F-1
        December 31, 2001

        Statements of Operations for the three-month periods
        ended June 30, 2002 and 2001 and for the period
        from December 15, 1997 (inception) through
        June 30, 2002 (unaudited)                                       F-2

        Statement  of Stockholders' Deficit for the period
        December 15, 1997 (inception) through June 30, 2002             F-3

        Statements of Cash Flows for the three-month periods
        ended June 30, 2002 and 2001 and for the period
        from December 15, 1997 (inception) through
        June 30, 2002 (unaudited)                                       F-4

        Notes to Financial Statements (unaudited)                       F-5


Item 2. Management's Discussion and Analysis or Plan of Operations      10


Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                11

        Signatures                                                      12

                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          INDEX TO FINANCIAL STATEMENTS


CONDENSED FINANCIAL STATEMENTS - UNAUDITED


Balance Sheets as of June 30, 2002 (unaudited) and
    December 31, 2001 (audited)                                         F-1

Statements of Operations for the Six and Three Months
    Ended June 30, 2002 and 2001 (unaudited)
         - With Cumulative Totals Since Inception                       F-2

Statements of Cash Flows for the Six Months Ended
     June 30, 2002 and 2001 (unaudited)
         - With Cumulative Totals Since Inception                       F-3

Notes to Unaudited Condensed Financial Statements                       F-4

                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                                    June 30,    December 31,
                                                                      2002         2001
                                                                   (Unaudited)   (Audited)
                                                                    ---------    ---------
Current Asset:
  Cash and cash equivalents                                         $     141    $     461
                                                                    ---------    ---------

    Total Current Asset                                                   141          461
                                                                    ---------    ---------


TOTAL ASSET                                                         $     141    $     461
                                                                    =========    =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                             $  26,753    $  21,692
  Due to officers                                                       4,550        4,350
                                                                    ---------    ---------

      Total Current Liabilities                                        31,303       26,042
                                                                    ---------    ---------

      Total Liabilities                                                31,303       26,042
                                                                    ---------    ---------

STOCKHOLDERS' DEFICIT
  Common Stock, Class A, $.001 Par Value; authorized 100,000,000 shares on June 30, 2002 and December 31, 2001
      respectively, issued and outstanding 44,225,000 and
      44,225,000 shares on June 30, 2002 and
      December 31, 2001                                                44,225       44,225
  Additional Paid-in Capital                                           34,475       30,875
  Deficit Accumulated During the Development Stage                   (109,862)    (100,681)
                                                                    ---------    ---------

      Total Stockholders' Deficit                                     (31,162)     (25,581)
                                                                    ---------    ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $     141    $     461
                                                                    =========    =========

               The accompanying notes are an integral part of the
                         condensed financial statements.


                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 20001
                                   (UNAUDITED)
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                      SIX MONTHS ENDED                THREE MONTHS ENDED       December 15, 1997
                                                 ----------------------------    ----------------------------    (Inception)
                                                   June 30,        June 30,        June 30,        June 30,        through
                                                    2002            2001             2002            2001        June 30, 2002
                                                 ------------    ------------    ------------    ------------    ------------
OPERATING REVENUES
  Revenue                                        $       --      $       --      $       --      $       --      $       --

COST OF SALES                                            --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                             --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Professional fees and compensation expenses          6,638          11,449           2,500           3,656          88,619
   General and administrative expenses                  2,543           1,440           1,272             588          21,243
                                                 ------------    ------------    ------------    ------------    ------------
       Total Operating Expenses                         9,181          12,889           3,772           4,244         109,862
                                                 ------------    ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES             (9,181)        (12,889)         (3,772)         (4,244)       (109,862)
Provision for Income Taxes                               --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES             $     (9,181)   $    (12,889)   $     (3,772)   $     (4,244)   $   (109,862)
                                                 ============    ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES            $   (0.00021)   $   (0.00029)   $   (0.00009)   $   (0.00010)   $   (0.00265)
                                                 ============    ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                             44,225,000      44,225,000      44,225,000      44,225,000      41,456,909
                                                 ============    ============    ============    ============    ============

               The accompanying notes are an integral part of the
                         condensed financial statements.

                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)
                                                                           December 15, 1997
                                                                             (Inception)
                                                                              through
                                                                              June 30,
                                                      2002         2001         2002
                                                    ---------    ---------    ---------
CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                         $  (9,181)   $ (12,889)   $(106,090)
                                                    ---------    ---------    ---------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Common stock issued for services                    --           --          1,000
     Rent and salaries contributed by officer           3,600        3,600       23,400

  Changes in assets and liabilities
     Increase (decrease) in accounts payable and
       and accrued expenses                             5,061        4,596       24,821
                                                    ---------    ---------    ---------
     Total adjustments                                  8,661        8,196       49,221
                                                    ---------    ---------    ---------

     Net cash (used in) operating activities             (520)      (4,693)     (56,869)
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in amounts due to officers         200         --          4,550
   Proceeds from issuance of common stock                --           --         52,500
                                                    ---------    ---------    ---------

      Net cash provided by financing activities           200         --         57,050
                                                    ---------    ---------    ---------


NET DECREASE IN
    CASH AND CASH EQUIVALENTS                            (320)      (4,693)         181

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   461        5,811         --
                                                    ---------    ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $     141    $   1,118    $     181
                                                    =========    =========    =========


               The accompanying notes are an integral part of the
                         condensed financial statements.

                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

          The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggest that these condensed consolidated financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

          On December 15, 1997, Snelling Travel, Inc. (the "Company"), was incorporated under the laws of Colorado. The Company's primary purpose is to engage in the travel business, specializing in adventure travel within the United States, Canada, Mexico and the Caribbean.

          During August 1999, the Company filed a registration statement with the U. S. Securities and Exchange Commission on Form 10-SB, thereby registering its common stock under the Securities Exchange Act of 1934, as amended.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

          Development Stage Company
          -------------------------

          The Company is a development stage company. The Company is devoting substantially all of its efforts in finding new business ventures including the proposed combination of Global Vision, Inc., a California corporation ("Global"). Global is a "3rd Generation" Internet technology company with two software systems that can help companies do business over the Internet.

                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

          Use of Estimates
          ----------------

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Revenue and Cost Recognition
          ----------------------------

          Revenue, when generated, will be recorded on the accrual basis, when earned. The Company upon the combination of Global is anticipating earning revenue in this current fiscal year.

          Cost is recorded on the accrual basis as well, when the services are incurred rather than paid for.

          Cash and Cash Equivalents
          -------------------------

          The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

          The Company maintains cash and cash equivalent balances at several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000.

          Income Taxes
          ------------

          The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Earnings (Loss) Per Share of Common Stock
          -----------------------------------------

          Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                      June 30,       June 30,
                                                        2002           2001
                                                    ------------   ------------

        Net Loss                                    $     (9,181)  $    (12,889)
                                                    ------------   ------------

        Weighted-average common shares
          outstanding (Basic)                         44,225,000     44,225,000

        Weighted-average common stock equivalents:
              Stock options                                 --             --
              Warrants                                      --             --

        Weighted-average common shares
            outstanding (Diluted)                     44,225,000     44,225,000


          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          Software Development Costs
          --------------------------

          Software development costs are accounted for in accordance with Statement of Position 98-1, "Software Developed or Obtained for Internal Use". Costs incurred in a preliminary project stage are expensed as incurred. External direct costs, payroll and payroll related costs for those directly involved with a project and interest costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost", are capitalized during the application development stage. Costs incurred during the post-implementation/ operation stage are expensed as incurred.

                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amount reported in the condensed balance sheets for cash and cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

          Reclassifications
          -----------------

          Certain amounts for the six months ended June 30, 2001 have been reclassified to conform with the presentation of the June 30, 2002 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2001.

          Recent Accounting Pronouncements
          --------------------------------

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
          (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has entered into no hedging activities.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on our consolidated results of operations, financial position and cash flows.

                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

          Recent Accounting Pronouncements (Continued)
          --------------------------------------------

          On March 16, 2000, the Emerging Issues Task Force issued EITF 99-19 "Recording Revenue as a Principal versus Net as an Agent" which addresses the issue of how and when revenues should be recognized on a Gross or Net method as the title implies. The emerging Issues Task Force has not reached a consensus but sites SEC Staff Accounting Bulletin 101. EITF 99-19 does not affect our consolidated financial statements.

          On July 20, 2000, the Emerging Issues Task Force issued EITF 00-14 "Accounting For Certain Sales Incentives" which establishes accounting and reporting requirements for sales incentives such as discounts, coupons, rebates and free products or services. Generally, reductions in or refunds of a selling price should be classified as a reduction in revenue. For SEC registrants, the implementation date is the beginning of the fourth quarter after the registrant's fiscal year end December 15, 1999. EITF 00-14 does not affect our consolidated financial statements.

          In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement has been considered when determining impairment of goodwill in certain transactions.


NOTE 3 - RELATED PARTY TRANSACTIONS
         --------------------------

          The Company has non-interest bearing amounts due to/from officers. At June 30, 2002, the amount outstanding to the officers is $4,550. This amount is anticipated to be paid back during the fiscal year.

                              SNELLING TRAVEL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001



NOTE 4 - STOCKHOLDERS' EQUITY
         --------------------

          The Company as of June 30, 2002, has 100,000,000 shares of common stock authorized and 44,225,000 issued and outstanding. The par value of the Company's common stock is $.001.

          In December 1999, the Board of Directors authorized a twenty-nine for one stock split of the Company's common stock.

NOTE 5 - GOING CONCERN
         -------------

          As shown in the accompanying condensed financial statements, the Company has incurred net losses since inception and is in the development stage and has not recorded revenues. Management is confident that future business ventures will result in profitability for the Company, however, there is no guarantee whether the Company will be able to complete transactions and generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - SUBSEQUENT EVENTS
         -----------------

          On August 2, 2002, the Company announced that it had entered into an Agreement and Plan of Reorganization, dated August 2, 2002. which sets forth the terms and conditions of a proposed business combination of the Company and Global. Pursuant to this Agreement, Global shareholders will exchange 100% of the outstanding shares of Global for 26,000,000 newly issued, post reverse shares of the Company, and as a result, Global will become a wholly-owned subsidiary of the Company.

          Global was formed in January 1999, and is a "3rd Generation" Internet technology company with two software systems that can help companies do business over the Internet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     The following discussion and analysis highlights the financial position of Snelling Travel, Inc. ("us" or the "Company") at June 30, 2002 and compared to year end December 31, 2001 and plan of operations for the three month periods ended June 30, 2002 and 2001, and the period from inception to June 30, 2002. This discussion and analysis should be read in conjunction with the financial statements and discussion and analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001. Financial information contained in this report is condensed and unaudited.

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

Plan of Operation

     At June 30, 2002, the Company remained in the development stage, having no revenue from operations. Receipt of revenue by the Company is dependent on the success of its marketing efforts or the acquisition of assets or a business that can produce revenue in the future. There is no assurance when, if ever, revenues will be received.

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

     During the three month period ended June 30, 2002, the Company realized a net loss of $9,181, or $.00 per share. This represents a decrease in the net loss of approximately $3,708 from the three months ended June 30, 2001. Our management has concentrated on reducing expenses in an effort to conserve available cash until operations improve. Significant expenses for the first quarter of 2002 and 2001 include legal and accounting fees associated with the Company's filing obligation as an SEC reporting company. Salaries and rent accrued during the three-month periods ended June 30, 2002 and 2001 in the amount of $1,800 have been donated by the Company's president. Accordingly, those expenses represent non-cash expenses.

     Expenses anticipated in the future include administrative expenses similar to those incurred to date.

Liquidity and Capital Resources

     At June  30,  2002,  the  Company  had a  deficit  in  working  capital  of
($31,162), consisting of current assets of $141 and current liabilities of $31,303. Current assets consisted entirely of cash, while current liabilities consisted of accounts payable. The Company has no specific capital requirements at this time other than payment of accounts payable and general and administrative expenses. However, management believes that the additional cash will be need to be raised to continue operations in 2002, and the Company will require additional cash in order to expand its marketing beyond the limited amount currently conducted. The Company will require additional cash to maintain its reporting obligations with the SEC. Any additional cash required for operations will be sought from private debt or equity financing.


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

          (a)  8-K filed on August 8, 2002, which is incorporated herein.

          (b)  8-K filed on June 29, 2002, which is incorporated herein..

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               SNELLING TRAVEL, INC.



Date:  August 13, 2002                         By: /s/ Greg Simonds
       ---------------                             ----------------------------
                                                   Greg Simonds, Vice President