Form 10QSB
period 2002-09-30
SNELLING TRAVEL INC
filed 2002-11-19
CIK 1077568

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   September 30, 2002
                                              ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-26461
                                                -------


                          GLOBAL VISION HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             NEVADA                                          58-2368425
  -------------------------------                      --------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)


7825 Fay Avenue, Suite 200, La Jolla, CA                       92037
-------------------------------------------                  ----------
  (Address of principal executive offices)                   (Zip Code)


                                 (303) 683-6665
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


                              SNELLING TRAVEL, INC.
                              4636 Village Drive,
                           Fernandina, Florida 32034
                                  FYE - 12/31
                     ---------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)


                          INDEX TO FINANCIAL STATEMENTS


             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED


Balance Sheets as of September 30, 2002 (unaudited)....................    F-3

Statements of Operations for the Nine and Three Months
    Ended September 30, 2002 and 2001 (unaudited)
         - With Cumulative Totals Since Inception......................    F-4

Statements of Cash Flows for the Nine Months Ended
     September 30, 2002 and 2001 (unaudited)
         - With Cumulative Totals Since Inception......................    F-5

Notes to Unaudited Condensed Consolidated Financial Statements.........    F-6

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2002 (UNAUDITED)


                                     ASSETS
                                     ------

Current Asset:
  Cash and cash equivalents                                        $    46,201
                                                                   -----------

    Total Current Asset                                                 46,201
                                                                   -----------


TOTAL ASSET                                                        $    46,201
                                                                   ===========


                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                 -------------------------------------

LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses                            $   142,485
  Due to officers                                                       28,836
                                                                   -----------

      Total Current Liabilities                                        171,321
                                                                   -----------

      Total Liabilities                                                171,321
                                                                   -----------

STOCKHOLDERS' DEFICIT
  Common Stock, Class A, $.001 Par Value; 100,000,000 authorized
      and 32,442,248 issued and outstanding                             32,442
  Additional Paid-in Capital                                         2,216,386
  Deficit Accumulated During the Development Stage                  (2,373,948)
                                                                   -----------

      Total Stockholders' Deficit                                     (125,120)
                                                                   -----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    46,201
                                                                   ===========

                     The accompanying notes are an integral
            part of the condensed consolidated financial statements

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)

                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)


                                                      NINE MONTHS ENDED               THREE MONTHS ENDED
                                                 ----------------------------    ----------------------------    Cumulative
                                                 September 30,   September 30,   September 30,   September 30,   Totals Since
                                                    2002             2001           2002             2001         Inception
                                                 ------------    ------------    ------------    ------------    ------------

OPERATING REVENUES
  Revenue                                        $       --      $       --      $       --      $       --      $       --

COST OF SALES                                            --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------

GROSS PROFIT                                             --              --              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Consulting fees                                  2,220,000            --         2,220,000            --         2,220,000
   Professional fees and compensation expenses         14,138          17,316           7,500           5,867          96,119
   General and administrative expenses                  4,129           2,534           1,586           1,094          22,829
                                                 ------------    ------------    ------------    ------------    ------------
       Total Operating Expenses                     2,238,267          19,850       2,229,086           6,961       2,338,948
                                                 ------------    ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         (2,238,267)        (19,850)     (2,229,086)         (6,961)     (2,338,948)
Provision for Income Taxes                            (35,000)           --           (35,000)           --           (35,000)
                                                 ------------    ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES             $ (2,273,267)   $    (19,850)   $ (2,264,086)   $     (6,961)   $ (2,373,948)
                                                 ============    ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES            $   (0.05807)   $   (0.00045)   $   (0.07518)   $   (0.00016)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                             39,146,077      44,225,000      30,115,261      44,225,000
                                                 ============    ============    ============    ============

                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                    (WITH CUMULATIVE TOTALS SINCE INCEPTION)

                                                                                             Cumulative
                                                                                            Totals Since
                                                                  2002           2001         Inception
                                                               -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVIITES
   Net loss                                                    $(2,273,267)   $   (19,850)   $(2,373,948)
                                                               -----------    -----------    -----------
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities

     Common stock issued for services                            2,220,000           --        2,221,000
     Rent and salaries contributed by officer                        5,400          5,400         27,000
     Merger of Global Vision                                       (51,672)          --          (51,672)

  Changes in assets and liabilities
     Increase (decrease) in accounts payable and
       and accrued expenses                                        120,793          8,992        142,485
                                                               -----------    -----------    -----------
     Total adjustments                                           2,294,521         14,392      2,338,813
                                                               -----------    -----------    -----------

     Net cash provided by (used in) operating activities            21,254         (5,458)       (35,135)
                                                               -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in amounts due to officers                              24,486           --           28,836
   Proceeds from issuance of common stock                             --             --           52,500
                                                               -----------    -----------    -----------

      Net cash provided by financing activities                     24,486           --           81,336
                                                               -----------    -----------    -----------


NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                       45,740         (5,458)        46,201

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                461          5,811           --
                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    46,201    $       353    $    46,201
                                                               ===========    ===========    ===========

SUPPLEMENTAL INFORMATION ON NONCASH ACTIVITIES:

      Common stock issued for services                         $ 2,220,000    $      --
                                                               ===========    ===========



                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION
          --------------------------------------

          The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in Global Vision Holdings, Inc. (formerly Snelling Travel, Inc. "Snelling")) (the "Company") annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggest that these condensed consolidated financial statements be read in conjunction with the December 31, 2001 audited financial statements of Snelling and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

          On December 15, 1997, Snelling was incorporated under the laws of Colorado. Snelling's primary purpose was to engage in the travel business, specializing in adventure travel within the United States, Canada, Mexico and the Caribbean.

          During August 1999,  Snelling filed a registration  statement with the
          U. S. Securities and Exchange Commission on Form 10-SB, thereby registering its common stock under the Securities Exchange Act of 1934, as amended.

          On July 29, 2002, Snelling had a 1:100 reverse stock split reducing the number of issued and outstanding shares 43,782,752 to 442,248.

          On August 1, 2002 Snelling entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement"), which sets forth the terms and conditions of a proposed business combination of the Company and Global Vision, Inc., a California corporation ("Global"). Pursuant to the Share Exchange Agreement, Global exchanged one hundred percent
          (100%) of its issued and outstanding shares for twenty six million (26,000,000) shares of Snelling, with Snelling as the surviving corporation. Global as a result became a wholly-owned subsidiary of Snelling. The transaction was completed on August 15, 2002.

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE 1-   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
          --------------------------------------

          Global was formed in January 1999 as a California corporation. Global is a "3rd generation" Internet technology company with two software systems that can help companies doing business over the Internet with its two software products: the Silverado Intelligent Web Site Development System; and EBPP (Electronic Bill Presentment and Payment) System.

          The "3rd generation" features integrated Internet systems that enable more effective line-of-business applications. Building "3rd generation" Internet systems will demand integration with existing operations and processes of business units. In the coming years, most companies will integrate their Internet presence with their mission-critical line-of-business processes. Creating these applications will be the most difficult challenge Internet developers have yet to face.

          Global is still in the final phases of developing their product and therefore is considered a development stage company. Management is of the belief that revenues will be generated form their software packages early next year.

          Additionally, on August 30, 2002 as a result of the Share Exchange Agreement, the registrant, Snelling Travel, Inc. has changed its name to Global Vision Holdings, Inc. All matters of the share exchange, including the name change was approved by the shareholders of Snelling.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Principles of Consolidation
          ---------------------------

          The condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Development Stage Company
          -------------------------

          The Company is a development stage company. The Company is devoting substantially all of its efforts in enhancing its computer software packages for its new business venture, Global Vision, Inc. Global is a "3rd generation" Internet technology company with two software systems that can help companies do business over the Internet.

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

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

          Revenue and Cost Recognition
          ----------------------------

          Revenue, when generated, will be recorded on the accrual basis, when earned. The Company upon the combination of Global is anticipating earning revenue in the early part of next year.

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

          Income Taxes
          ------------

          The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates. The Company has recorded $35,000 for potential payments for returns to be amended for prior years.

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

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

          The following is a reconciliation of the computation for basic and diluted EPS:

                                                   September 30,   September 30,
                                                       2002            2001
                                                    -----------    -------------
          Net Loss                                 ($ 2,273,267)       ($19,850)

          Weighted-average common shares
            outstanding (Basic)                      39,146,077      44,225,000

          Weighted-average common stock equivalents:
                Stock options                               --              --
                Warrants                                    --              --

          Weighted-average common shares
              outstanding (Diluted)                  39,146,077      44,225,000

          Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

          Software Development Costs
          --------------------------

          Software development costs are accounted for in accordance with Statement of Position 98-1, "Software Developed or Obtained for Internal Use". Costs incurred in a preliminary project stage are expensed as incurred. External direct costs, payroll and payroll related costs for those directly involved with a project and interest costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost", are capitalized during the application development stage. Costs incurred during the post-implementation/operation stage are expensed as incurred.

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001



NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

          Fair Value of Financial Instruments
          -----------------------------------

          The carrying amount reported in the condensed balance sheets for cash and cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

          Reclassifications
          -----------------

          Certain amounts for the nine months ended September 30, 2001 have been reclassified to conform with the presentation of the September 30, 2002 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2001.

          Recent Accounting Pronouncements
          --------------------------------

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
          (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not entered into hedging activities.

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

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------

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

NOTE 3-   RELATED PARTY TRANSACTIONS
          --------------------------

          The Company has non-interest bearing amounts due to/from officers. At September 30, 2002, the amount outstanding to the officers is $28,836. This amount is anticipated to be paid back during the fiscal year.

NOTE 4-   STOCKHOLDERS' (DEFICIT)
          -----------------------

          The Company as of September 30, 2002, has 100,000,000 shares of common stock authorized and 32,442,248 issued and outstanding. The par value of the Company's common stock is $.001.

                          GLOBAL VISION HOLDINGS, INC.
                        (FORMERLY SNELLING TRAVEL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001



NOTE 4-  STOCKHOLDERS' (DEFICIT) (CONTINUED)
         -----------------------

          In December 1999, the Board of Directors authorized a twenty-nine for one stock split of Snelling's common stock.

          On July 29, 2002, the Board of Directors authorized a reverse one for one-hundred stock split of Snelling's common stock.

          On August 15, 2002, the Company registered 6,000,000 shares of S-8 stock, which were issued as compensation and consulting expenses to various consultants and employees in conjunction with the Share Exchange Agreement. The fair value of the 6,000,000 shares of common stock was $0.37 per share as determined by the value the shares were currently being traded at. This value, $2,220,000 was charged to expense in the quarter ended September 30, 2002.

          Snelling exchanged 20,000,000 shares of common stock for 26,000,000 shares of Global as part of the Share Exchange Agreement effective August 15, 2002.

NOTE 5-   GOING CONCERN

          As shown in the accompanying condensed consolidated financial statements, the Company has incurred net losses since inception and is in the development stage and has not recorded revenues. Management is confident that the merger of Global will result in profitability for the Company, however, there is no guarantee whether the Company will be able to complete transactions and generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

          The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     The following discussion and analysis highlights the financial position of Global Vision Holdings, Inc. ("us" or the "Company") at September 30, 2002 and compared to year end December 31, 2001 and plan of operations for the three month periods ended September, 2002 and 2001, and the period from inception to September 30, 2002. This discussion and analysis should be read in conjunction with the financial statements and discussion and analysis contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001. Financial information contained in this report is condensed and un-audited.

     Certain statements contained herein and subsequent oral statements may contain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by words such as "intends," "anticipates," "hopes," and "expects," among others, and include, without limitation, statements regarding the Company's plan of business operations, anticipated revenues, related expenditures and the results of any business transactions. Factors that could cause actual results to differ materially include, among others, the following: acceptability of the Company's services in the retail market place, general economic conditions, political and economic conditions in the United States and abroad and decisions of third parties. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Plan of Operation

     At September 30, 2002, the Company remained in the development stage, having no revenue from operations. Receipt of revenue by the Company is dependent on the success of its marketing efforts. In May 2002, prior to the merger, Global had signed a Letter of Intent with AIC, Inc., a Virginia-based financial services provider, to create business software applications to support the marketing activities of AIC and its marketing partners.

AIC provides insurance, investment, and financial services to banks and their customers and has marketing agreements with several financial groups representing several hundred small to medium sized banks located throughout the east coast and the Southeast. AIC stated its partner banks seek a Web-based marketing distribution network that integrates insurance and investment processes with its existing banking operations for them to operate more effectively, and help compete with big banks for market share.

The Company expects a contract with AIC to be executed in the forth quarter of 2002. Once the contract is consummated, the Company is expected to create database connected Internet and intranet Web sites to assist the marketing and sales activities of the banks. The Company will then be able to derive transaction fees as well as monthly subscription-based service fees from the bank employees and broker/dealer agents using the network applications. AIC and the Company expect to finalize the contract in the fourth quarter of 2002.

The Company believes subscription-based service fee revenue model is a viable approach for the Company's near term and longer-term profitability and revenue growth. Therefore, the Company places its utmost priority in the successful closure of the joint venture with AIC and the subsequent implementation of the marketing distribution network for the banks.

In the fourth quarter of 2002, another important Company objective is to start the building of a strong and effective management team for the day-to-day administration and operation of the Company. The Company will also start to expand its marketing effort of offering Internet and intranet-based marketing and sales applications to small businesses in different vertical markets.

On a longer-term and lesser priority than short-term revenue generation basis, the Company, through Global of California, had earlier acquired the marketing rights to a SMMC (Secure Multi-Media Card) technology developed by Nippon Columbia (a Hitachi company) on behalf of an alliance of major Japanese electronics manufacturers. The Company, in the foreseeable future, intends to spent effort and continue the plans of fusing banking and wireless by conceptualizing and developing joint ventures on a range of systems that utilize the SMMC chip.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Global Vision Holdings, Inc.

Date  November 19, 2002
      -----------------

                                                    By: /s/ Jack Chang
                                                        ----------------------
                                                        Jack Chang, President
                                                        and Director

                                  CERTIFICATION


     I, Jack Chang, Chief Executive Officer and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Global Vision Holdings, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) designed such disclosure controls and procedures to ensure that Material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 19, 2002                /s/ Jack Chang
                                         ---------------------------------------
                                         Jack Chang, Chief Executive Officer
                                         and Chief Financial Officer